Form 10QSB
period 1996-03-31
TEL COM WIRELESS CABLE TV CORP
filed 1996-05-14
CIK 929061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                         -------------------------------

                         COMMISSION FILE NUMBER 0-25896

                      TEL-COM WIRELESS CABLE TV CORPORATION

             (Exact name of registrant as specified in its charter)


            FLORIDA                                               59-3175814
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   501 N. GRANDVIEW AVENUE, SUITE 201                                32118
        DAYTONA BEACH, FLORIDA                                    (Zip Code)
(Address of principal executive offices)

                                  904-226-9977
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

           On March 31, 1996, there were 1,996,212 Shares of Common Stock, $.001 par value per Share, outstanding.

                      TEL-COM WIRELESS CABLE TV CORPORATION

                              Index to Form 10-QSB
                        For Quarter Ended March 31, 1996

                                                                        PAGE NO.
PART I.    FINANCIAL INFORMATION                                        --------

           ITEM 1.             FINANCIAL STATEMENTS

                     Balance Sheets                                            3
                     Statements of Operations                                  4
                     Statements of Cash Flows                                  5
                     Notes to Financial Statements                             6

           Item 2.             Management's Discussion                         8

PART II.   OTHER INFORMATION                                                   9

           ITEM 2.             EXHIBITS AND REPORTS ON
                               FORM 8-K                                        9

SIGNATURES                                                                    10

                      TEL-COM WIRELESS CABLE TV CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               ASSETS

                                                      MARCH 31       DECEMBER 31
CURRENT ASSETS                                          1996             1995
                                                     ---------       -----------
  Cash and Cash Equivalents                          $1,312,200      $1,767,285
  Investment securities                               1,000,625       1,000,625
  Accounts Receivable - trade                            24,732          29,667
  Prepaid Expenses                                      105,709          83,062
                                                     ----------      ----------

TOTAL CURRENT ASSETS                                  2,443,266       2,880,639

PROPERTY & EQUIPMENT, NET (NOTE 2)                      857,442         716,658

INVESTMENT SECURITIES                                   750,000         250,000

OTHER ASSETS (NOTE 3)                                 4,431,767         431,022
                                                     ----------      ----------

TOTAL ASSETS                                         $8,482,475      $4,278,319
                                                     ==========      ==========

                                            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                                   $   11,402      $   73,054
  Accrued Liabilities                                    22,306          40,981
  Short Term Notes Payable                                8,000           8,000
                                                     ----------      ----------

TOTAL CURRENT LIABILITIES                                41,708         122,035

LONG TERM DEBT (NOTE 4)                               3,475,000               0

STOCKHOLDERS' EQUITY
  Common Stock                                            1,996           1,875
  Additional Paid-in Capital                          6,056,921       5,057,042
  Accumulated Deficit                                (1,093,150)       (902,633)
                                                     ----------      ----------

TOTAL STOCKHOLDERS' EQUITY                            4,965,767       4,156,284
                                                     ----------      ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $8,482,475      $4,278,319
                                                     ==========      ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         1996           1995
                                                         ----           ----

REVENUE                                              $    83,213    $    20,115

COST OF SALES                                             15,089         41,955
                                                     -----------    -----------

GROSS PROFIT                                              68,124        (21,840)

EXPENSES
TOTAL GENERAL EXPENSES                                   279,710        125,974
                                                     -----------    -----------
OPERATING LOSS                                          (211,586)      (147,814)

OTHER INCOME(EXPENSE)
  Interest Income                                         27,069            933
  Interest Expense                                        (6,000)             0
                                                     -----------    -----------
TOTAL OTHER INCOME(EXPENSE)                               21,069            933
                                                     -----------    -----------

NET LOSS                                               ($190,517)     ($146,881)
                                                     ===========    ===========

WEIGHTED AVG. NO. OF COMMON SHARES OUTSTANDING         1,923,889        725,000
                                                     ===========    ===========

NET LOSS PER COMMON SHARE                                 ($0.10)        ($0.20)
                                                     ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS
                                                                                        ENDED
                                                                                      MARCH 31,
                                                                             --------------------------
                                                                                 1996          1995
                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                   ($  190,517)   ($  146,881)
     Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization & Depreciation expense                                        26,612         37,612
       Decrease in Accounts Receivable                                             4,935              0
       Increase in Prepaid Expenses                                              (22,647)             0
       (Decrease)Increase in Accounts Payable                                    (61,652)         5,100
       (Decrease)Increase in Other Accrued Liabilities                           (18,675)        12,329
       (Decrease)Increase in Accrued Interest                                          0          26499
                                                                             -----------    -----------
                                                          NET CASH USED IN
                                                      OPERATING ACTIVITIES      (261,944)       (65,341)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Equipment                                                   (164,141)       (40,340)
     Acquisition of Licenses                                                  (4,000,000)             0
     Acquisition of Investments                                                 (500,000)             0
     Increase in Deposits                                                         (4,000)             0
                                                                             -----------    -----------
                                                          NET CASH USED IN
                                                      INVESTING ACTIVITIES    (4,668,141)       (40,340)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Value of Stock Transfer                                                   1,000,000              0
     Long Term Debt                                                            3,475,000              0
     Deferred Offering Costs                                                           0        (72,521)
                                                                             -----------    -----------
                                                      NET CASH PROVIDED BY
                                                      FINANCING ACTIVITIES     4,475,000        (72,521)
                                                                             -----------    -----------

                                                      NET DECREASE IN CASH      (455,085)      (178,202)

CASH AT BEGINNING OF PERIOD                                                    1,767,285        226,644
                                                                             -----------    -----------

                                                     CASH AT END OF PERIOD   $ 1,312,200    $    48,442
                                                                             ===========    ===========

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                      TEL-COM WIRELESS CABLE TV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Three Months Ended March 31, 1996

                                     PART I

NOTE  1              BASIS OF PRESENTATION
                     In the opinion of management, the accompanying unaudited, consolidated financial statements include all adjustments necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. They include statements of all company affiliates, domestic and foreign. Certain information and note disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted.

NOTE  2              PROPERTY AND EQUIPMENT
                     Property and equipment are summarized as follows:

                     Leasehold improvements                   $   9,185
                     Furniture, fixtures & office                58,953
                     Equipment                                  881,533
                                                              ---------

                     Less accumulated depreciation             (92,229)
                                                              ---------

                     Net property & equipment                 $ 857,442
                                                              =========


NOTE  3              OTHER ASSETS
                     Other assets are summarized as follows:

                     Licensing fees                              $    371,493
                     Costa Rica licenses                            4,000,000
                     Deposits                                          70,560
                     Organization costs                                 4,000
                                                                 ------------

                     Less accumulated amortization                   (14,286)
                                                                 ------------
                     Net other assets                            $  4,431,767
                                                                 ============

NOTE 4               COMMITMENTS
                     LICENSES
                     During 1993, the Company entered into agreements for the lease and purchase of certain channel licenses and for the lease and purchase of transmitting equipment and tower site usage in LaCrosse, Wisconsin.

                     Pursuant to the agreements, the Company has incurred $366,535 of costs related to the channel licenses. The cost of the channel licenses is amortized on a straight-line basis over 40 years beginning when the Company commenced operations. Since the Company has satisfied its lease requirements to the lessors, the lessors are obligated to transfer ownership of licenses and assign the tower rights to the Company for $100.

                     The transfer of ownership of the licenses is subject to approval by the Federal Communications Commission (FCC). The lease-purchase agreement provides for unlimited, noncancelable lease terms of successive one-year periods for a lease payment of $100 per year. On March 4, 1996, the FCC approved the transfer of ownership of licenses to the Company.

                     An officer of the Company has a minority interest (less than one percent) in the entity leasing the licenses to the Company.

                     COSTA RICA ACQUISITION
                     On February 7, 1996, the Company signed two agreements for the acquisition of two companies that together hold 18 frequency licenses for broadcast of pay television (or "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers for pay television services. These agreements were amended and restated on February 22, 1996. The closing of the two acquisitions was consummated on February 23, 1996.

                     In the first acquisition, the Company, through Fepeca deTournon, S.A. ("FdT"), a new, wholly owned Costa Rican subsidiary corporation of the Company, acquired all of the outstanding shares of common stock of Televisora Canal Diecinueve, S.A., a Costa Rican corporation ("Canal 19"), for a total purchase price of $3 million; $1 million of which was paid at the closing and the balance OF $2 million in the form of a note due to be paid one year after the closing with interest at the rate of 3.6% per annum. The payment of this deferred amount is secured by all of the acquired shares of stock of Canal 19 and of Grupo Masteri, discussed below.

                     In the second acquisition, the Company, through FdT, acquired all of the outstanding shares of common stock of Grupo Masteri, S.A., a Costa Rican corporation ("Grupo"), for a total purchase price of $1 million paid at the closing in the form of restricted shares of the Company's common stock. The Company has agreed to provide the seller certain registration rights with respect to these shares. As of March 31, 1996, these shares have not been registered.

                     The acquisition is being accounted for by the purchase method of accounting. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

                     LOANS
                     On February 15, 1996, the Company entered into agreement with Norwest Bank in LaCrosse, Wisconsin, for two commercial notes. The larger note is for $1 million to cover the initial payment for the acquisition of Canal 19. This note holds an annual interest rate equal to .50% in excess of the prime rate as established by Norwest Bank Minnesota. The due date of the loan is 360 days. Interest is payable quarterly commencing May 15, 1996, and continues on the same day of each succeeding quarter and on the due date. This loan is secured by the $1 million US Government obligation held by the Company at Norwest Investment Services.

                     The second note, also dated February 15, 1996, is for the sum of $475,000, and is slated to be used for improvements to the Costa Rican operation. It carries an annual rate of 7.48% and interest is payable quarterly commencing May 15, 1996. It is secured by the Savings account held by the Company at Norwest Bank in LaCrosse, Wisconsin.

NOTE 5               COSTA RICAN REVENUES AND EXPENSES
                     Costa Rican revenues and expenses were calculated monthly using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of the business day on the last day of each applicable month. The exchange rate on March 29, 1996, was 201.23 Colons per 1 US Dollar.

NOTE 6               SUBSEQUENT EVENTS
                     On March 28, 1996, the Federal Communications Commission completed its auction of authorizations to provide single channel and multichannel Multipoint Distribution Service
                     (MDS) in 493 Basic Trading Areas. The Company won bids in 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. On April 5, 1996, the Company submitted a payment of $239,502, that, coupled with its initial deposit of $65,120, made up the initial down payment for acquisition of these licenses. Balances of payments will be made over the next ten years.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussions should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996, which discussion is incorporated herein by reference.

           Since the Company started operations in its initial wireless cable television system in LaCrosse, Wisconsin (the "LaCrosse System") in September 1994, the Company reached a level of programming services delivered to approximately 1,032 subscribers by March 31, 1996. On February 23, 1996, the Company began providing services for approximately 1,712 subscribers in its newly acquired Costa Rican company TelePlus, S.A. (the "Costa Rican System").

           The Company had revenues of $83,213 for the three months ended March 31, 1996, comparable to $20,115 during the same period in 1995. Revenues were primarily generated from subscription fees, installation charges, interest from invested proceeds and subscriber cable equipment sales. During the 35 days of operations of the Costa Rican System, the Company realized revenues from this existing system of $15,281. The LaCrosse System had revenues of $67,932 related to subscription services. This increase of 70.38% is attributable to an increased subscriber base in the System. The Company had $27,069 from its various security investments.

           Expenses for the three months ended March 31, 1996, consisted primarily of broadcast costs, general and administrative expenses and interest expense. During the 35 days of operations of the Costa Rican System, the Company realized operating expenses of $10,100 and cost of sales of $211. The Company had operating expenses of $269,610 and cost of sales of $15,089. During the comparable period of 1995, the Company had operating expenses of $125,974 and cost of sales of $41,955. This increase of 53.27% in operating expenses reflects the increase of costs relative to programming and cable hardware necessary to accommodate the increase in subscriber services. It also reflects the inherent costs associated with expansion. The reduction in cost of sales during this period in 1996 reflects the decrease in initial marketing and promotional costs incurred during the same period in 1995. The Company had a net loss of $190,517 at the end of March 31, 1996, in comparison to $146,881 during the same period in 1995. This increase in loss reflects negotiations and the commencement of operations in Costa Rica, and the continued growth of the LaCrosse System.

           At the end of March 13, 1996, the Company had property and transmission equipment valued at a cost of $857,442 net of adjusted depreciation as compared to $400,485 at March 31, 1995, and $716,658 at December 31, 1995. This increase in property reflects the equipment purchased for the Costa Rican System and the attending costs of subscriber growth in the LaCrosse System. Property acquisition will continue as the launch date of June 15, 1996, for the Costa Rican System approaches.

           During the three months ended March 31, 1996, the Company used cash primarily to fund operating losses, purchase transmission equipment and for costs accompanying its acquisition of the Costa Rican System. Cash increased from $48,442 on March 31, 1995, to $1,312,200 on March 31, 1996, primarily due to the proceeds from the Company's initial public offering and the infusion of cash from the financing activities associated with the Costa Rican System. The Company projects an official launch date of the upgraded Costa Rican System on June 15, 1996. During the next twelve months, the Company intends to continue expanding both subscriber bases in Costa Rica and LaCrosse, Wisconsin.

           Although incremental equipment and labor installation costs per subscriber are incurred after a subscriber signs up for the Company's wireless cable service, such costs are incurred by the Company before it receives fees from the subscribers, and are only partially offset by installation charges. To sustain subscriber growth beyond its initial base in the LaCrosse System and the Costa Rican System, the Company will need to generate enough operating revenues to enable it to continue to invest in subscriber reception equipment and installation or raise additional debt or equity capital. In addition, to further develop and launch additional wireless cable systems, the Company will need to raise additional capital. There can be no assurance that operating revenues will be sufficient to sustain subscriber growth or that additional financing, if required, will be available on terms acceptable to the Company, if at all.

           Profitability will be determined by the Company's ability to maximize revenue from subscribers while maintaining variable expenses. Significant increases in revenues will generally come from subscriber growth. Currently, the Company has thirteen employers domestically and nineteen employees in Costa Rica. There are no plans to increase employees in either location.

                            PART II OTHER INFORMATION

ITEM 1     Legal Proceedings:  None

ITEM 2     Changes in Securities:  None

ITEM 3     Defaults Upon Senior Securities:  None

ITEM 4     Submission of Matters to a Vote of Security Holders:  None

ITEM 5     Other Information:  None

ITEM 6     Exhibits and Reports on Form 8-K:  None

           Exhibits required to be filed with this report are incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-88788-A).

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TEL-COM WIRELESS CABLE TV CORPORATION


Dated:                                     By: /s/ FERNAND L. DUQUETTE
      ------------------------                 ---------------------------------
                                                   Fernand L. Duquette
                                                   President
                                                   Principal Financial Officer