Form 10QSB/A
period 1996-03-31
TEL COM WIRELESS CABLE TV CORP
filed 1996-05-31
CIK 929061

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

[X]      AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the quarterly period ended March 31, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         for the transition period from _____ to _____

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES[X] NO[ ]

         On March 31, 1996, there were 1,996,212 Shares of Common Stock, $.001 par value per Share outstanding.

         Transitional Small Business Disclosure Format        YES [ ]   NO [X]

         This Report amends the Quarterly Report on Form 10-QSB dated April 15, 1996 for the quarterly period ended March 31, 1996.

PART I   FINANCIAL INFORMATION

         This Report amends and restates that portion of Note 4 to the Consolidated Financial Statements for the three months ended March 31, 1996, which is captioned LICENSES, as follows:

Note 4            COMMITMENTS

                  LICENSES.

                  During 1993, the Company entered into agreements for the lease and purchase of certain channel licenses and for the lease and purchase of transmitting equipment and tower site usage in LaCrosse, Wisconsin.

                  Pursuant to the agreements, the Company has incurred $366,535 of costs related to the channel licenses. The cost of the channel licenses is amortized on a straight-line basis over 40 years beginning when the Company commenced operations. The Company has satisfied its lease requirements to the lessors and the lessors transferred ownership of the licenses and assigned the tower rights to the Company for $100. The transfer of ownership of the licenses was subject to approval by the Federal Communications Commission (FCC). On March 4, 1996, the FCC approved the transfer of ownership of the licenses to the Company. The leases terminated upon the FCC's approval of the transfers. An officer of the Company had a minority interest (less than 1%) in the entity leasing the licenses to the Company.

PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  Exhibits and disclosure of Reports on Form 8-K were inadvertently omitted from the prior report and are set forth below:

                  (a) EXHIBITS. See Index to Exhibits for a list of those Exhibits filed as part of this Report.

                  (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 1996, Tel-Com Wireless Cable TV Corporation (the "Company") filed a Current Report on Form 8-K dated February 12, 1996, to report the acquisition of two Costa Rican companies under Item 2 - ACQUISITION OR DISPOSITION OF ASSETS. The Current Report was amended by an Amendment to Current Report on Form 8-K/A dated February 23, 1996, to report amendments to the agreements for the acquisition of the two companies and the closing of the acquisitions under Item 2 - ACQUISITION OR DISPOSITION OF ASSETS. Financial statements were filed with Amendment No. 2 to Current Report on Form 8-K/A dated May 20, 1996.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEL-COM WIRELESS CABLE TV CORPORATION


Date May 31, 1996                       By:/s/ Fernand L. Duquette
                                           Fernand L. Duquette, President and
                                           Principal Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT 2         PLANS OF ACQUISITION

    2.1 Agreement for Purchase and Sale of Stock dated February 7, 1996, among the Company and Televisora Canal Diecinueve, S.A., and Melvin Rosen, was filed as Exhibit 2.1 to the Current Report on Form 8-K dated February 12, 1996, and is incorporated herein by reference.

    2.2 Amended and Restated Agreement for Purchase and Sale of Stock dated February 22, 1996, among the Company and Televisora Canal Diecinueve, S.A., and Melvin Rosen, was filed as Exhibit
                  2.1 to Amendment to Current Report on Form 8-K/A dated February 23, 1996, and is incorporated herein by reference.

    2.3 Agreement for Purchase and Sale of Stock dated February 7, 1996, among the Company and Grupo Masteri, S.A., and Melvin Rosen, was filed as Exhibit 2.2 to the Current Report on Form 8-K dated February 12, 1996, and is incorporated herein by reference.

    2.4 Amended and Restated Agreement for Purchase and Sale of Stock dated February 22, 1996, among the Company and Grupo Masteri, S.A., and Melvin Rosen was filed as Exhibit 2.2 to the Amendment to Current Report Form 8-K/A dated February 23, 1996, and is incorporated herein by reference.