Form 10QSB/A
period 1996-03-31
TEL COM WIRELESS CABLE TV CORP
filed 1996-07-22
CIK 929061

11

                             FORM 10-QSB/A

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                    ______________________________

     [X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended March 31, 1996

                    _______________________________

                    Commission File Number 0-25896


                 TEL-COM WIRELESS CABLE TV CORPORATION

        (Exact name of registrant as specified in its charter)


             Florida                             59-3175814
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

 501 N. Grandview Avenue, Suite                     32118
               201                               (Zip Code)
     Daytona Beach, Florida
 (Address of principal executive
            offices)

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


                            YES  X    NO___

     On March 31, 1996, there were 1,996,212 Shares of Common Stock, $.001 par value per Share, outstanding.
                 TEL-COM WIRELESS CABLE TV CORPORATION


                        Index to Form 10-QSB/A
                   For Quarter Ended March 31, 1996




                                                               PAGE NO.
PART I.   FINANCIAL INFORMATION

     Item 1.        Financial
Statements
                                                                      3
          Balance Sheets                                              4
          Statements of Operations                                    5
          Statements of Cash Flows                                    6
          Notes to Financial
Statements                                                            8

     Item 2.        Management's
Discussion                                                           10

PART II.  OTHER INFORMATION                                          10
                                                                     10
     Item 1.        Legal
Proceedings                                                          10
     Item 2.        Changes in
Securities                                                           10
     Item 3.        Defaults Upon                                    10
Senior
Securities                                                           10
     Item 4.        Submission of
Matters to a                  Vote
of Security Holders                                                  10
     Item 5.        Other
Information                                                          11
     Item 6.        Exhibits and
Reports on
               Form 8-K


SIGNATURES

INDEX TO EXHIBITS








                                   2
                 TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                        March 31,1996       December
31, 1995
                                        (Unaudited)
 CURRENT ASSETS
 Cash and Cash Equivalents                $1,307,200     $1,767,285
  Investment securities                    1,000,625      1,000,625
  Accounts Receivable - trade                 24,732         29,667
  Prepaid Expenses                           105,709         83,062

TOTAL CURRENT ASSETS                       2,438,266      2,880,639

PROPERTY & EQUIPMENT, NET (Note 3)           857,442        716,658

INVESTMENT SECURITIES                        755,000        250,000

OTHER ASSETS (Note 4)                      4,431,767        431,022

TOTAL ASSETS                              $8,482,475     $4,278,319


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                           $11,402        $73,054
  Accrued Liabilities                         22,306         40,981
  Note to Bank                             1,475,000              0
  Notes Due to Stockholders                2,008,000          8,000

TOTAL CURRENT LIABILITIES                  3,516,708        122,035

STOCKSHOLDERS' EQUITY
  Common Stock                                 1,996          1,875
  Additional Paid-in Capital               6,056,921      5,057,042
  Accumulated Deficit                    (1,093,150)      (902,633)

TOTAL STOCKSHOLDERS' EQUITY                4,965,767      4,156,284

  TOTAL LIABILITIES & STOCKSHOLDERS'      $8,482,475     $4,278,319
                              EQUITY








SEE NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS

                 TEL-COM WIRELESS CABLE TV CORPORATION
                 CONSOLIDATED STATEMENT OF OPERATIONS




                                           Three Months
                                              Ended
                                            March 31,
                                               1996             1995
                                           (Unaudited)       (Unaudited)

REVENUE                                         $83,213          $20,115

COST OF SALES                                    15,089           41,955

GROSS PROFIT                                     68,124         (21,840)

EXPENSES
Total General Expenses                          279,710          125,974
OPERATING LOSS                                (211,586)        (147,814)

Other Income(Expense)
  Interest Income                                27,069              933
  Interest Expense                              (6,000)                0
Total Other Income(Expense)                      21,069              933

NET LOSS                                     ($190,517)       ($146,881)

WEIGHTED AVG. NO. OF COMMON SHARES            1,923,889          725,000
OUTSTANDING

NET LOSS PER COMMON SHARE                       ($0.10)          ($0.20)













            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TEL-COM WIRELESS CABLE TV CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Three Months
                                          Ended
                                        March 31,
                                           1996          1995
                                       (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                                ($190,517)   ($146,881)
     Adjustments to reconcile net
loss to net cash
     used in operating activities
       Amortization & Depreciation            26,612       37,612
expense
       Decrease in Accounts                    4,935            0
Receivable
       Increase in Prepaid Expenses         (22,647)            0
       (Decrease)Increase in                (61,652)        5,100
Accounts Payable
       (Decrease)Increase in Other          (18,675)       12,329
Accrued Liabilities
       (Decrease)Increase in                       0       26,499
Accrued Interest

                   NET CASH USED IN
               OPERATING ACTIVITIES        (261,944)     (65,341)

CASH FLOWS FROM INVESTING
ACTIVITIES
     Acquisition of Equipment              (164,141)     (40,340)
     Acquisition of Licenses             (1,000,000)            0
     Acquisition of Investments            (505,000)            0
     Increase in Deposits                    (4,000)            0

                   NET CASH USED IN
               INVESTING ACTIVITIES      (1,673,141)     (40,340)

CASH FLOWS FROM FINANCING
ACTIVITIES
     Proceeds from Bank Financing          1,475,000            0
     Deferred Offering Costs                       0     (72,521)

               NET CASH PROVIDED BY
               FINANCING ACTIVITIES        1,475,000     (72,521)

               NET DECREASE IN CASH        (460,085)    (178,202)

CASH AT BEGINNING OF PERIOD                1,767,285      226,644

              CASH AT END OF PERIOD       $1,307,200      $48,442


            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TEL-COM WIRELESS CABLE TV CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended March 31, 1996
                              (Unaudited)


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


NOTE  2   SUPPLEMENTAL CASH FLOW INFORMATION
          Supplemental disclosure of cash flow information:
                                                 Three Months
                                               Ended March 31,
                                             1996   1995
          Cash paid during the period:
            Interest                         6,00      0
                                                0

          On February 7, 1996, the company acquired two broadcasting companies in Costa Rica together with related equipment and contracts for a total of $4 million.

          The non cash components of these transactions are as follows:
                                                 Three Months
                                               Ended March 31,
                                             1996   1995
          Common Stock issued in
            exchange for common stock
            of Grupo Masteri, S.A.         1,000,0      0
                                               00

          Note Payable issued to Stockholder
            in exchange for common stock
            of Televisora Canal Diecinueve 2,000,      0
                                              000


NOTE  3   PROPERTY AND EQUIPMENT
          Property and equipment are summarized as follows:

          Leasehold improvements             $       9,185
          Furniture, fixtures &                    58,953
          office
          Equipment                               881,533

          Less accumulated                         92,229
          depreciation

          Net property & equipment           $     857,442

NOTE  4   OTHER ASSETS
          Other assets are summarized as follows:

          Licensing fees                     $     371,493
          Costa Rica licenses                   4,000,000
          Deposits                                 70,560
          Organization costs                        4,000

          Less accumulated                         14,286
          amortization

          Net other assets                   $   4,431,767

NOTE 5    COMMITMENTS
          Licenses
          During 1993, the Company entered into agreements for the lease and purchase of certain channel licenses and for the lease and purchase of transmitting equipment and tower site usage in LaCrosse, Wisconsin.

          Pursuant to the agreements, the Company has incurred $366,535 of costs related to the channel licenses. The cost of the channel licenses is amortized on a straight-line basis over 40 years beginning when the Company commenced operations.
          The Company has satisfied its lease requirements to the lessors, and the lessors transferred ownership of licenses and assigned the tower rights to the Company for $100. The transfer of ownership of the licenses is subject to approval by the Federal Communications Commission (FCC). On March 4, 1996, the FCC approved the transfer of ownership of licenses to the Company. The leases terminated upon the FCC's approval of the transfers. An offer of the Company has a minority interest (less than 1%) in the entity leasing the licenses to the Company.

          Costa Rica Licenses
          On February 7, 1996, the Company signed two agreements for the acquisition of two companies that together hold 18 frequency licenses for broadcast of pay television (or "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers for pay television services. These agreements were amended and restated on February 22, 1996. The closing of the two acquisitions was consummated on February 23, 1996.

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

          In the second acquisition, the Company, through FdT, acquired all of the outstanding shares of common stock of Grupo Masteri, S.A., a Costa Rican corporation ("Grupo"), for a total purchase price of $1 million paid at the closing in the form of restricted shares of the Company's common stock representing approximately six (6) percent of the company's total outstanding shares. The Company has agreed to provide the seller certain registration rights with respect to these shares. As of March 31, 1996, these shares have not been registered.

          The cost of the channel licenses is amortized on a straight-line basis over 40 years beginning when the acquisition of the licenses was consummated.

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

NOTE 6         COSTA RICAN REVENUES AND EXPENSES
          Costa Rican revenues and expenses were calculated monthly using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of the business day on the last day of each applicable month. The exchange rate on March 29, 1996, was 201.23 Colons per 1 US Dollar.

NOTE 7         SUBSEQUENT EVENTS
          On March 28, 1996, the Federal Communications Commission completed its auction of authorizations to provide single channel and multichannel Multipoint Distribution Service
          (MDS) in 493 Basic Trading Areas. The Company won bids in 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. On April 5, 1996, the Company submitted a payment of $239,502, that, coupled with its initial deposit of $65,120, made up the initial down payment for acquisition of these licenses. Balances of payments will be made over the next ten years.



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

Three Months Ended 1996 versus 1995
          The Company had revenues of $83,213 for the three months ended March 31, 1996, comparable to $20,115 during the same period in 1995. Revenues were primarily generated from subscription fees, installation charges and subscriber cable equipment sales. During the 35 days of operations of the Costa Rican System, the Company released revenues from this existing system of $15,281. The LaCrosse System had revenues of $67,932, related to subscription services. This increase of 70.38% is attributable to an increased subscriber base in the System. The Company had $27,069 from its various security investments.

          Expenses for the three months ended March 31, 1996, consisted primarily of broadcast costs, general and administrative expenses and interest expense. During the 35 days of operations of the Costa Rican System, the Company realized operating expenses of $10,101 and cost of sales of $211. The LaCrosse System and Corporate office had operating expenses of $269,610 and the LaCrosse System had a cost of sales of $15,089. During the comparable period of 1995, the Company had operating expenses of $125,974 and cost of sales of $41,955. This increase of 53.27% in operating expenses reflects the increase of costs relative to programming and cable hardware necessary to accommodate the increase in subscriber services. It also reflects the inherent costs associated with expansion. The reduction in cost of sales during this period in 1996 reflects the decrease in initial marketing and promotional costs incurred during the same period in 1995. The Company had a net loss of $190,517 at the end of March 31, 1996, in comparison to $146,881 during the same period in 1995. This increase in loss reflects the commencement of operations in Costa Rica and the continued growth of the LaCrosse System.

          Unused net operating losses for income tax purposes, expiring in 2010, of approximately $1,093,000, are available at March 31, 1996, for carry forward against future years' taxable income. The tax benefit of these losses of approximately $372,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

Liquidity
          At the end of March 31, 1996, the Company had property and transmission equipment valued at a cost of $857,442 net of adjusted depreciation as compared to $400,485 at March 31, 1995, and $716,658 at December 31, 1995. This increase in property reflects the capitalization of the Costa Rican System and the attending costs of subscriber growth in the LaCrosse System. Property acquisition will continue as the launch date of June 15, 1996, for the Costa Rican System approaches.

          During the three months ended March 31, 1996, the Company used cash primarily to fund operating losses, purchase transmission equipment and for costs accompanying its acquisition of the Costa Rican System. Cash decreased from $1,767,285 on December 31, 1995, to $1,307,200 on March 31, 1996, primarily due to the use of cash for operations in the amount of $261,944 and the acquisition of equipment in the amount of $164,141. The company financed the Costa Rican System acquisition by bank loans of $1,475,000.

          The Company projects an official launch date of the upgraded Costa Rican System on June 15, 1996. During the next twelve months, the Company intends to continue expanding both subscriber bases in Costa Rica and LaCrosse, Wisconsin.

          Although incremental equipment and labor installation costs per subscriber are incurred after a subscriber signs up for the Company's wireless cable service, such costs are incurred by the Company before it receives fees from the subscribers and are only partially offset by installation charges. To sustain subscriber growth beyond its initial base in the LaCrosse System and the Costa Rican System, the Company will need to generate enough operating revenues to enable it to continue to invest in subscriber reception equipment and installation or raise additional debt or equity capital. In addition, to further develop and launch additional wireless cable systems, the Company will need to raise additional capital. There can be no assurance that operating revenues will be sufficient to sustain subscriber growth or that additional financing, if required, will be available on terms acceptable to the Company, if at all.

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



ITEM 1         Legal Proceedings:  None

ITEM 2         Changes in Securities:  None

ITEM 3         Defaults Upon Senior Securities:  None

ITEM 4         Submission of Matters to a Vote of Security Holders:
None

ITEM 5         Other Information:  None

ITEM 6 Exhibits and Reports on Form 8-K: Exhibits and disclosure of Reports on Form 8-K were inadvertently omitted from the prior report and are set forth below.

          (a) Exhibits. See Index to Exhibits for a list of those Exhibits filed as part of this Report.

          (b) Reports on Form 8-K. During the quarter ended March 31, 1996, Tel-Com Wireless Cable TV Corporation (the "Company") filed a Current Report on Form 8-K dated February 12, 1996, to report the acquisition of two Costa Rican companies under Item 2 - Acquisition or Disposition of Assets. The Current Report was amended by an Amendment to Current Report on Form 8-K/A dated February 23, 1996, to report amendments to the agreements for the acquisition of the two companies and the closing of the acquisitions under Item 2 - Acquisition or Disposition of Assets. Financial statements were filed with Amendment No.2 to Current Report on Form 8-K/A dated May 20, 1996.





     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TEL-COM WIRELESS CABLE TV CORPORATION



Date:     July 8, 1996             By:  /s/ FERNAND L. DUQUETTE
                              Fernand L. Duquette, President
                              and Principal Financial Officer



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