Form 10QSB
period 1996-06-30
TEL COM WIRELESS CABLE TV CORP
filed 1996-07-26
CIK 929061

2

                              FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                    ______________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended June 30, 1996

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


                            YES  X    NO___

     On June 30, 1996, there were 1,996,212 Shares of Common Stock, $.001 par value per Share, outstanding.

                 TEL-COM WIRELESS CABLE TV CORPORATION

                         Index to Form 10-QSB
                    For Quarter Ended June 30, 1996


PART I.   FINANCIAL INFORMATION                             PAGE NO.

     Item 1.   Financial Statements

          Balance Sheets                                         3
          Statements of Operations                                    4
          Statements of Cash Flows                                    5
          Notes to Financial Statements                               6

     Item 2.   Management's Discussion                                8


PART II.  OTHER INFORMATION                                      10

     Item 1.   Legal Proceedings
10
     Item 2.   Changes in Securities
10
     Item 3.   Defaults Upon Senior Securities
10
     Item 4.   Submission of Matters to a Vote of Security Holders
10
     Item 5.   Other Information
10


SIGNATURES                                                       10

                 TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED BALANCE SHEETS


                                                  ASSETS

                                        June 30, 1996       December
31, 1995
CURRENT ASSETS
                                       (Unaudited)
  Cash and Cash Equivalents               $310,139        $1,767,285
  Investment securities                          0         1,000,625
  Accounts Receivable - trade               24,206            29,667
  Prepaid Expenses                         112,160            83,062

TOTAL CURRENT ASSETS                       446,505         2,880,639

PROPERTY & EQUIPMENT, NET (Note 3)       1,218,805           716,658

INVESTMENT SECURITIES                      755,000           250,000

OTHER ASSETS (Note 4)                    4,674,994           431,022

TOTAL ASSETS                            $7,095,304        $4,278,319


                                    LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
  Accounts Payable                         $33,561           $73,054
  Accrued Liabilities                       20,188            40,981
  Note to Bank                             414,542                 0
  Notes Due to Stockholders              2,008,000             8,000

TOTAL CURRENT LIABILITIES                2,476,291           122,035

STOCKSHOLDERS' EQUITY
  Common Stock                               1,996             1,875
  Additional Paid-in Capital             6,056,921         5,057,042
  Accumulated Deficit                  (1,439,904)         (902,633)

TOTAL STOCKSHOLDERS' EQUITY              4,619,013         4,156,284

  TOTAL LIABILITIES & STOCKSHOLDERS'    $7,095,304        $4,278,319
                              EQUITY



            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 TEL-COM WIRELESS CABLE TV CORPORATION
                 CONSOLIDATED STATEMENT OF OPERATIONS




                               Three                  Six
                               Months               Months
                               Ended                 Ended
                              June 30,               June
                                                      30,
                                1996       1995      1996       1995
                              (Unaudi     (Unaudi   (Unaudi    (Unaudi
                                 ted)        ted)      ted)      ted)
REVENUE                       125,232      24,984   $208,44    $45,099
                                                          5

COST OF SALES                  22,806      54,224    37,895    96,179

GROSS PROFIT                  102,426     (29,240   170,550    (51,080
                                                )                   )

EXPENSES
Total General Expenses        446,622     241,654   726,332    341,129
OPERATING LOSS                (344,196     (270,89   (555,78    (392,20
                                    )          4)        2)        9)

Other Income(Expense)
  Interest Income              39,061      28,530    66,130    29,463
  Interest Expense            (41,619)     (17,401   (47,619    (43,900
                                                )         )         )
Total Other Income(Expense)   (2,558)      11,129    18,511    (14,437
                                                                    )

NET LOSS                      ($346,75     ($259,7   ($537,2    ($406,6
                                   4)         65)       71)       46)

WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING   1,996,21     1,369,0   1,971,7    1,049,0
                                    2          00        68        00

NET LOSS PER COMMON SHARE     ($0.17)     ($0.19)   ($0.27)    ($0.39)








            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TEL-COM WIRELESS CABLE TV CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Six Months
                                           Ended
                                          June 30,
                                            1996            1995
                                        (Unaudited)      (Unaudited
                                                             )
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                               ($537,271)      ($406,646)
     Adjustments to reconcile net
loss to net cash
     used in operating activities
       Amortization & Depreciation           53,224         191,549
expense
       Decrease in Accounts                   5,461               0
Receivable
       Increase in Prepaid Expenses        (29,098)        (10,812)
       (Decrease)Increase in               (39,493)        (27,328)
Accounts Payable
       (Decrease)Increase in Other         (20,793)          18,417
Accrued Liabilities
       (Decrease)Increase in                      0        (38,833)
Accrued Interest
                   NET CASH USED IN
               OPERATING ACTIVITIES       (567,970)       (273,653)

CASH FLOWS FROM INVESTING
ACTIVITIES
     Acquisition of Equipment             (548,861)       (214,928)
     Acquisition of Licenses            (1,304,632)         (4,975)
     Acquisition of Investments           (505,000)      (1,251,250
                                                                  )
     Proceeds from cashing                1,000,625               0
Government Security
     Proceeds from cashing                        0          50,000
Certificate of Deposit
     Decrease in Deposits                    60,700               0
                   NET CASH USED IN
               INVESTING ACTIVITIES     (1,297,168)      (1,421,153
                                                                  )

CASH FLOWS FROM FINANCING
ACTIVITIES
     Proceeds from Bank Loans             1,475,000          24,000
     Repayment of Bank Loans            (1,060,458)               0
     Loans to Stockholders                  (6,550)               0
     Proceeds from Public Offering                0       5,270,675
     Deferred Offering Costs                      0       (213,396)
     Payment of Notes & Loans from                0      (1,349,000
Related Parties                                                   )
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES         407,992       3,732,279

               NET DECREASE IN CASH     (1,457,146)       2,037,473

        CASH AT BEGINNING OF PERIOD       1,767,285         226,644

              CASH AT END OF PERIOD        $310,139      $2,264,117

            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TEL-COM WIRELESS CABLE TV CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Six Months Ended June 30, 1996
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
          Supplemental disclosure of cash flow information:
                                          Three        Six
                                         Months       Months
                                          Ended       Ended
                                          June         June
                                           30,         30,
                                          1996   1995    1996   1995
          Cash paid during the period:
            Interest                     41,61     0   47,61     0
                                             9             9

          On February 3, 1996, the company acquired two broadcasting companies in Costa Rica together with related equipment and contracts for a total of $4 million.

          The non cash components of these transactions are as follows:

                                Three               Six
                                Months            Months
                                Ended              Ended
                                 June            June 30,
                                 30,
                                 1996    1995      1996     1995
          Common Stock issued
          in
            exchange for
          common stock
            of Grupo Masteri,  1,000,0     0     1,000,000     0
          S.A.                      00

          Note Payable issued
          to Stockholder in
          exchange
            for common stock
          of
            Televisora Canal   2,000,0     0     2,000,000     0
          Diecinueve                00

NOTE  3   PROPERTY AND EQUIPMENT
          Property and equipment are summarized as follows:

          Leasehold improvements             $      11,722
          Furniture, fixtures &                   170,864
          office
          Equipment                             1,151,805

          Less accumulated                        115,586
          depreciation

          Net property & equipment           $   1,218,805

NOTE  4   OTHER ASSETS
          Other assets are summarized as follows:

          Licensing fees                     $     676,125
          Costa Rica licenses                   4,000,000
          Deposits                                  5,860
          Organization costs                        4,000
          Loans to Stockholders                     6,550

          Less accumulated                         17,541
          amortization

          Net other assets                   $   4,674,994

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

          MDS Auction
          On March 28, 1996, the Federal Communications Commission completed its auction of authorizations to provide single channel and multichannel Multipoint Distribution Service
          (MDS) in 493 Basic Trading Areas ("BTA"). The Company won bids in 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. On April 5, 1996, the Company submitted a payment of $239,502, that, coupled with its initial deposit of $65,120, made up the initial 10% of the down payment for acquisition of these licenses. On June 28, 1996, the Federal Communications Commission called for the second 10% of the down payment before the BTA authorizations were issued. The Company had until July 8, 1996, to submit a balance of payment of $304,622 to satisfy the initial down payment total. Under confirmation of receipt of down payment, the FCC would issue the BTA authorizations. Balances of payments for these licenses will be made over the next ten years in quarterly payments. Interest charged for this installment plan would be based on the rate of the effective ten-year US Treasury obigation at the time of the issuance of the BTA authorization plus two and one half (2 1/2) percent.

          Loans
          On February 15, 1996, the Company entered into agreement with Norwest Bank in LaCrosse, Wisconsin, for two commercial notes. The larger note is for $1 million to cover the initial payment for the acquisition of Canal 19. This note holds an annual interest rate equal to .50% in excess of the prime rate as established by Norwest Bank Minnesota. The due date of the loan is 360 days. Interest is payable quarterly commencing May 15, 1996, and continues on the same day of each succeeding quarter and on the due date. This loan is secured by the $1 million US Government obligation held by
          the Company at Norwest Investment Services.   This loan was
          satisfied on June 5, 1996.

          The second note, also dated February 15, 1996, is for the sum of $475,000, and is slated to be used for improvements to the Costa Rican operation. It carries an annual rate of 7.48% and interest is payable quarterly commencing May 15, 1996.
          It is secured by the Savings account held by the Company at Norwest Bank in LaCrosse, Wisconsin.

NOTE 6         COSTA RICAN REVENUES AND EXPENSES
          Costa Rican revenues and expenses were calculated monthly using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of the business day on the last day of each applicable month. The exchange rate on June 28, 1996, was 206.92 Colons per 1 US Dollar.


ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

          Since the Company started operations in its initial wireless cable television system in LaCrosse, Wisconsin (the "LaCrosse System") in September 1994, the Company reached a level of programming services delivered to approximately 1,209 subscribers by June 30, 1996. On February 23, 1996, the Company began providing services for approximately 1,712 subscribers in its newly acquired Costa Rican company TelePlus, S.A. (the "Costa Rican System").
On March 28, 1996,the company successfully bid for BTA authorizations to 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. These areas are designated as future wireless cable television systems.

Six  Months Ended 1996  versus 1995
          The Company had revenues of $208,445 for the six months ended June 30, 1996, comparable to $45,099 during the same period in 1995. Revenues were primarily generated from subscription fees, installation charges and subscriber cable equipment sales. The Costa Rican System generated revenues of $52,850 while the LaCrosse System had revenues of $155,595 related to subscription services. The Company had interest income of $66,130 from its various security investments.

          Expenses for the six months ended June 30, 1996, consisted primarily of broadcast costs, general and administrative expenses and interest expense. The Costa Rican System realized operating expenses of $19,985. The LaCrosse System and Corporate office had operating expenses of $706,347. During the comparable period of 1995, the Company had operating expenses of $341,129. This increase in operating expenses reflects the increase of costs relative to programming and cable hardware necessary to accommodate the increase in subscriber services. It also reflects the inherent costs associated with expansion.

          The Costa Rica System had a cost of sales of $276 and the LaCrosse System had a cost of sales of $37,619. During the comparable period of 1995, the Company had a cost of sales of $96,179. The reduction in cost of sales during this period in 1996 reflects the decrease in initial marketing and promotional costs incurred during the same period in 1995.

          The Company had a net loss of $537,271 at the end of June 30, 1996, in comparison to $406,646 during the same period in 1995. This increase in loss reflects the continued build-up of operations in Costa Rica and the continued growth of the LaCrosse System.

          Unused net operating losses for income tax purposes, expiring in 2010, of approximately $1,439,754 are available at June 30, 1996, for carry forward against future years' taxable income. The tax benefit of these losses of approximately $430,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.


Liquidity
          On June 30, 1996, the Company had property and transmission equipment valued at a cost of $1,218,805 net of adjusted depreciation as compared to $563,014 at June 30, 1995, and $716,658 at December 31, 1995. This increase in property reflects the capitalization of the Costa Rican System and the costs of attendant subscriber growth in the LaCrosse System. Property acquisition will continue as the launch date of July 15, 1996, for the expanded Costa Rican System approaches. Also during this period the Company paid a 10% down payment on MDS authorizations for the 3 BTA bids acquired in auction. A down payment of $304,622 was made on April 5 that was made up of the company's initial deposit of $65,120 and an additional $239,502 in cash payments.

          During the six months ended June 30, 1996, the Company used cash primarily to fund operating losses, purchase transmission equipment and for costs accompanying its capitalization of the Costa Rican System. Cash decreased from $1,767,285 on December 31, 1995, to $310,139 on June 30, 1996, primarily due to the use of cash for operations in the amount of $567,970, the acquisition of equipment in the amount of $548,861, and the acquisition of licenses in the amount of $1,304,632.

          The Company projects an official launch date of the upgraded Costa Rican System on July 15, 1996. During the next twelve months, the Company intends to continue expanding both subscriber bases in Costa Rica and LaCrosse, Wisconsin.

          On June 5, 1996, the company realized the maturity of its government bond of $1,000,625. $1,000,000 was used to satisfy an outstanding bank loan that was originally due on February 15, 1997. The bond had been used as collateral for the original loan.

          Although incremental equipment and labor installation costs per subscriber are incurred after a subscriber signs up for the Company's wireless cable service, such costs are incurred by the Company before it receives fees from the subscribers and are only partially offset by installation charges. To sustain subscriber growth beyond its initial base in the LaCrosse System and the Costa Rican System, the Company will need to generate enough operating revenues to enable it to continue to invest in subscriber reception equipment and installation or raise additional debt or equity capital. In addition, to develop and launch additional wireless cable systems, the Company will need to raise additional capital. There can be no assurance that operating revenues will be sufficient to sustain subscriber growth or that additional financing, if required, will be available on terms acceptable to the Company, if at all.

          Profitability will be determined by the Company's ability to maximize revenue from subscribers while maintaining variable expenses. Significant increases in revenues will generally come from subscriber growth. Currently, the Company has thirteen employees domestically and nineteen employees in Costa Rica. There are no plans to increase employees in either location.



                       PART II OTHER INFORMATION



ITEM 1         Legal Proceedings:  None

ITEM 2         Changes in Securities:  None

ITEM 3         Defaults Upon Senior Securities:  None

ITEM 4         Submission of Matters to a Vote of Security Holders:
None

ITEM 5         Other Information:  None

ITEM 6         Exhibits and Reports on Form 8-K:  None


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TEL-COM WIRELESS CABLE TV CORPORATION



Date:     July 22, 1996            By:  /s/ FERNAND L. DUQUETTE
                              Fernand L. Duquette, President
                              and Principal Financial Officer