Form 10QSB
period 1996-09-30
TEL COM WIRELESS CABLE TV CORP
filed 1996-10-24
CIK 929061

7

                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                 ______________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1996

                 _______________________________

                 Commission File Number 0-25896


              TEL-COM WIRELESS CABLE TV CORPORATION

     (Exact name of registrant as specified in its charter)


           Florida                           59-3175814
 (State or other jurisdiction             (I.R.S. Employer
              of                        Identification No.)
incorporation or organization)
                                               32118
501 N. Grandview Avenue, Suite               (Zip Code)
             201
    Daytona Beach, Florida
    (Address of principal
      executive offices)

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


                         YES  X    NO___

     On September 30, 1996, there were 1,996,212 Shares of Common
Stock, $.001 par value per Share, outstanding.
              TEL-COM WIRELESS CABLE TV CORPORATION

                      Index to Form 10-QSB
              For Quarter Ended September 30, 1996


PART I.   FINANCIAL INFORMATION                        PAGE NO.

     Item 1.   Financial Statements
          Balance Sheets                                    3
          Statements of Operations
4
          Statements of Cash Flows
5
          Notes to Financial Statements
6

     Item 2.   Management's Discussion
9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
10
     Item 2.   Changes in Securities
10
     Item 3.   Defaults Upon Senior Securities
10
     Item 4.   Submission of Matters to a Vote of Security
Holders        10
     Item 5.   Other Information
10
     Item 6.   Exhibits and Reports on Form 8-K
10

SIGNATURES                                                  10
              TEL-COM WIRELESS CABLE TV CORPORATION
                   CONSOLIDATED BALANCE SHEETS


                                                  ASSETS

                                     September 30, 1996
December 31, 1995
CURRENT ASSETS
                                      (Unaudited)
  Cash and Cash Equivalents              $213,918     $1,767,285
  Investment securities                         0      1,000,625
  Accounts Receivable - trade              21,898         29,667
  Prepaid Expenses                         76,249         83,062

TOTAL CURRENT ASSETS                      312,065      2,880,639

PROPERTY & EQUIPMENT, NET (Note 3)      1,270,516        716,658

INVESTMENT SECURITIES                     355,000        250,000

OTHER ASSETS (Note 4)                   4,790,675        431,022

TOTAL ASSETS                           $6,728,256     $4,278,319


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                        $49,767        $73,054
  Accrued Liabilities                      18,840         40,981
  Note to Bank                            361,000              0
  Notes Due to Stockholders             2,008,000          8,000

TOTAL CURRENT LIABILITIES               2,437,607        122,035

STOCKHOLDERS' EQUITY
  Common Stock                              1,996          1,875
  Additional Paid-in Capital            6,056,921      5,057,042
  Accumulated Deficit                 (1,768,268)      (902,633)

TOTAL STOCKHOLDERS' EQUITY              4,290,649      4,156,284

TOTAL LIABILITIES & STOCKHOLDERS'      $6,728,256     $4,278,319
                           EQUITY




         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              TEL-COM WIRELESS CABLE TV CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS




                         Three                 Nine
                         Months               Months
                         Ended                Ended
                        Septembe             Septembe
                         r 30,                r 30,
                          1996      1995       1996       1995
                        (Unaudit   (Unaudi   (Unaudit   (Unaudit
                             ed)      ted)        ed)        ed)
REVENUE                  104,963    34,831   $313,408    $78,488

COST OF SALES             20,157     8,558     58,052     26,633

GROSS PROFIT              84,806    26,273    255,356     51,855

EXPENSES
Total General Expenses   404,451   202,143   1,130,78    456,553
                                                    3
OPERATING LOSS          (319,645   (175,87   (875,427   (404,698
                               )        0)          )          )

Other Income(Expense)
  Interest Income         22,552    26,731     88,682     56,194
  Interest Expense      (31,271)         0   (78,890)   (207,279
                                                               )
Total Other              (8,719)    26,731      9,792   (151,085
Income(Expense)                                                )

NET LOSS                ($328,36   ($149,1   ($865,63   ($555,78
                              4)       39)         5)         3)

WEIGHTED NUMBER OF
COMMON SHARES
OUTSTANDING             1,996,21   1,875,0   1,979,91   1,321,72
                               2        00          6          2

NET LOSS PER COMMON      ($0.16)   ($0.08)    ($0.44)    ($0.42)
SHARE













         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              TEL-COM WIRELESS CABLE TV CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Nine
                                        Months
                                         Ended
                                       September
                                          30,

                                         1996           1995

                                      (Unaudited     (Unaudited
                                           )             )
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                            ($865,635)     ($555,783)
     Adjustments to reconcile net
loss to net cash
     used in operating activities
       Amortization & Depreciation        79,835       205,100
expense
       (Decrease)Increase in               7,770             0
Accounts Receivable
       (Decrease)Increase in               6,813       (9,911)
Prepaid Expenses
       (Decrease)Increase in            (23,287)      (27,254)
Accounts Payable
       (Decrease)Increase in Other      (22,141)      (18,216)
Accrued Liabilities

                   NET CASH USED IN
               OPERATING ACTIVITIES    (816,645)     (406,064)

CASH FLOWS FROM INVESTING
ACTIVITIES
     Acquisition of Equipment          (623,929)     (315,245)
     Acquisition of Licenses          (1,423,568       (4,959)
                                               )
     Acquisition of Investments        (105,000)     (2,001,660
                                                             )
     Proceeds from sale of             1,000,625             0
Government Securities
     Proceeds from sale of                     0             0
Certificate of Deposit
     Decrease in Deposits                 60,700             0
                   NET CASH USED IN
               INVESTING ACTIVITIES   (1,091,172     (2,321,864
                                               )             )

CASH FLOWS FROM FINANCING
ACTIVITIES
     Proceeds from Bank Loans          1,475,000             0
     Repayment of Bank Loans          (1,114,000             0
     Loans to Stockholders                     )             0
                                         (6,550)
     Proceeds from Public Offering             0     5,007,603
     Deferred Offering Costs                   0        49,676
     Payment of Notes & Loans from             0     (1,317,000
Related Parties                                              )
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES      354,450     3,740,279

     NET (DECREASE)INCREASE IN CASH   (1,553,367     1,012,351
                                               )

        CASH AT BEGINNING OF PERIOD    1,767,285       276,644

              CASH AT END OF PERIOD     $213,918     $1,288,995

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              TEL-COM WIRELESS CABLE TV CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Nine Months Ended September 30, 1996
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

          Supplemental disclosure of cash flow information:

                                      Thre         Nine
                                        e         Month
                                      Mont          s
                                       hs         Ended
                                      Ende
                                        d
                                      Sept        Septe
                                      embe         mber
                                        r          30,
                                       30,
                                      1996  1995    1996     1995
          Cash paid during the
          period:
            Interest                  31,2    0   78,89 207,279
                                        71            0



          On February 3, 1996, the company acquired two broadcasting companies in Costa Rica together with related equipment and contracts for a total cost of $4 million.


          The non cash components of these transactions are as follows:

                                 Three            Nine
                                 Months          Months
                                 Ended           Ended
                                Septemb         Septemb
                                 er 30,          er 30,
                                  1996   1995     1996    1995
          Common Stock issued
          in
            exchange for
          common stock
            of Grupo Masteri,   1,000,0    0     1,000,0     0
          S.A.                       00               00

          Note Payable issued
          to Stockholder in
          exchange
            for common stock
          of
            Televisora Canal    2,000,0     0    2,000,0     0
          Diecinueve                 00               00





NOTE  3   PROPERTY AND EQUIPMENT
          Property and equipment are summarized as follows:

          Leasehold improvements             $      12,667
          Furniture, fixtures &                   178,446
          office
          Equipment                             1,218,346
                           Subtotal             1,409,459
          Less accumulated                        138,943
          depreciation

          Net property & equipment           $   1,270,516


NOTE  4   OTHER ASSETS
          Other assets are summarized as follows:

          Licensing fees                     $     795,061
          Costa Rican licenses                  4,000,000
          Deposits                                  5,860
          Organization costs                        4,000
          Loans to Stockholders                     6,550
                           Subtotal             4,811,471
          Less accumulated                         20,796
          amortization

          Net other assets                   $   4,790,675

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

          MDS Auction
          On March 28, 1996, the Federal Communications Commission completed its auction of authorizations to provide single channel and multichannel Multipoint Distribution Service (MDS) in 493 Basic Trading Areas ("BTA"). The Company won bids in 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. On April 5, 1996, the Company submitted a payment of $239,502, that, coupled with its initial deposit of $65,120, made up the initial 10% of the down payment for acquisition of these licenses. On June 28, 1996, the Federal Communications Commission called for the second 10% of the down payment before the BTA authorizations were issued. The Company had until July 8, 1996, to submit a balance of payment of $304,622 to satisfy the initial down payment total. Under confirmation of receipt of down payment, the FCC would issue the BTA authorizations. Balances of payments for these licenses will be made over the next ten years in quarterly payments. Interest charged for this installment plan would be based on the rate of the effective ten-year US Treasury obligation at the time of the issuance of the BTA authorization plus two and one half (2 1/2) percent. On July 8, 1996, payment of $118,936 was submitted to the Federal Communications Commission to cover payment on the two Wisconsin BTA's of Stevens Point and Wausau. The Hickory, NC, BTA was defaulted on. Presently the company is waiting for a decision from the FCC to determine the exact default payment due on Hickory, NC, and if the down payments already made for this market not only cover all default fees, but exceed the fees due; thereby resulting in a refund to the company.

          Loans
          On February 15, 1996, the Company entered into agreement with Norwest Bank in LaCrosse, Wisconsin, for two commercial notes. The larger note was for $1 million to cover the initial payment for the acquisition of Canal 19. This note held an annual interest rate equal to .50% in excess of the prime rate as established by Norwest Bank Minnesota. The due date of the loan was 360 days. Interest was payable quarterly commencing May 15, 1996, and continued on the same day of each succeeding quarter and on the due date. This loan was secured by the $1 million US Government obligation held by the Company at Norwest
          Investment Services.   This loan was satisfied on June
          5, 1996.

          The second note, also dated February 15, 1996, was for the sum of $475,000, and is slated to be used for improvements to the Costa Rican operation. It carries an annual rate of 7.48% and interest is payable quarterly commencing May 15, 1996. It is secured by the Securities account held by the Company at Norwest Bank in LaCrosse, Wisconsin. On August 15, 1996, $114,000 of funds, realized when investment securities were sold, were applied towards the principal on this note. Currently the second note balance due is $361,000.

NOTE 6         COSTA RICAN REVENUES AND EXPENSES
          Costa Rican revenues and expenses were calculated monthly using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of the business day on the last day of each applicable month. The exchange rate on September 28, 1996, was 213.49 Colons per 1 US Dollar.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          Since the Company started operations in its initial wireless cable television system in LaCrosse, Wisconsin (the "LaCrosse System") in September 1994, the Company reached a level of programming services delivered to approximately 1,255 subscribers by September 30, 1996. On February 23, 1996, the Company began providing services for approximately 1,712 subscribers in its newly acquired Costa Rican company TelePlus,
S.A. (the "Costa Rican System").   It relaunched a newly defined
system on September 15, 1996 and is presently upgrading existing subscribers to the new services made available. Installation of new subscribers into the system will commence when all existing subscribers who desire continuing services are upgraded. On March 28, 1996, the company successfully bid for BTA authorizations to 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The areas in Wisconsin are designated as future wireless cable television systems. The NC market has been abandoned

Nine  Months Ended 1996  versus 1995
          The Company had revenues of $313,408 for the nine months ended September 30, 1996, comparable to $78,488 during the same period in 1995. Revenues were primarily generated from subscription fees, installation charges and subscriber cable equipment sales. The Costa Rican System was inactive during the months of August and September, 1996, generating income of only $11,926 for the 3 months of the third quarter 1996, while the LaCrosse System had revenues of $93,037 during the same 3 month period related to subscription services. The Company had a total interest income for the nine months of $88,682 from its various security investments.

               Cost of sales for both the Costa Rica System and the LaCrosse Systemfor the nine months ending September 30, 1996, were $58,052. During the comparable period of 1995, the Company had a cost of sales of $26,633.

     Expenses for the nine months ended September 30, 1996, consisted primarily of broadcast costs, general and administrative expenses, and interest expense. The Costa Rican System, the LaCrosse System and Corporate office had operating expenses of $1,130,783. During the comparable period of 1995, the Company had operating expenses of $456,553. This increase in operating expenses reflects the increase of costs relative to programming and cable hardware necessary to accommodate the increase in subscriber services. It also reflects the inherent costs associated with expansion.

          The Company had a net loss of $865,635 at the end of September 30, 1996, in comparison to $555,783 during the same period in 1995. This increase in loss reflects the continued build-up of operations in Costa Rica and the continued growth of the LaCrosse System.

          Unused net operating losses for income tax purposes, expiring in 2010, of approximately $1,439,754 are available at September 30, 1996, for carry forward against future years' taxable income. The tax benefit of these losses of approximately $430,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.


Liquidity
          On September 30, 1996, the Company had property and transmission equipment valued at a cost of $1,270,516 net of adjusted depreciation as compared to $652,273 at September 30, 1995, and $716,658 at December 31, 1995. This increase in property reflects the capitalization of the Costa Rican System and the costs of attendant subscriber growth in the LaCrosse System. Also, during this period, the Company paid an additional 10% down payment on MDS authorizations for the 2 BTA bids acquired in auction. The balance of the down payment of $118,936 was made on July 8, 1996.

          During the nine months ended September 30, 1996, the Company used cash primarily to fund operating losses, purchase transmission equipment and for costs accompanying its capitalization of the Costa Rican System. Cash decreased from $1,767,285 on December 31, 1995, for the nine months ending on September 30, 1996, to $213,918 primarily due to the use of cash from operating activities in the amount of $816,645, the acquisition of equipment in the amount of $623,929 net, and the acquisition of licenses in the amount of $1,423,568.

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

          Profitability will be determined by the Company's ability to maximize revenue from subscribers while maintaining variable expenses. Significant increases in revenues will generally come from subscriber growth. Currently, the Company has fifteen employees domestically and nineteen employees in Costa Rica. There are no additional plans to increase employees in either location.


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

                         TEL-COM WIRELESS CABLE TV CORPORATION



Date:     October 22, 1996              By:  /s/ FERNAND L.
DUQUETTE
                              Fernand L. Duquette, President
                              and Principal Financial Officer