Form 10QSB/A
period 1996-09-30
TEL COM WIRELESS CABLE TV CORP
filed 1997-01-21
CIK 929061

FORM 10-QSBA

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




Florida
(State or other jurisdiction of
incorporation or organization)

501 N. Grandview Avenue, Suite 201
Daytona Beach, Florida
(Address of principal executive offices)


59-3175814
(I.R.S. Employer
Identification No.)

32118
(Zip Code)




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

Index to Form 10-QSBA
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

  (Unaudited)



  Cash and Cash Equivalents

$213,859

$1,767,285

  Investment securities

0

1,000,625

  Accounts Receivable - trade

21,898

29,667

  Prepaid Expenses

76,249

83,062







TOTAL CURRENT ASSETS

312,006

2,880,639







PROPERTY & EQUIPMENT, NET (Note 3)

1,270,516

716,658







INVESTMENT SECURITIES

355,000

250,000







OTHER ASSETS (Note 4)

5,676,610

431,022







TOTAL ASSETS

$7,614,132

$4,278,319



					LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES





  Accounts Payable

$49,767

$73,054

  Accrued Liabilities

18,840

40,981

  Note to Bank

361,000

0

  Notes Due to Stockholders

2,008,000

8,000







TOTAL CURRENT LIABILITIES

2,437,607

122,035







  Note Due to FCC

TOTAL LONG-TERM LIABILITIES

STOCKHOLDERS' EQUITY

951,479

951,479

0

0


  Common Stock

1,996

1,875

  Additional Paid-in Capital

6,056,921

5,057,042

  Accumulated Deficit

(1,833,871)

(902,633)







TOTAL STOCKHOLDERS' EQUITY

4,225,046

4,156,284







TOTAL LIABILITIES & STOCKHOLDERS' EQUITY

$7,614,132

$4,278,319







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TEL-COM WIRELESS CABLE TV CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS






Three Months Ended



Nine Months Ended





September 30,



September 30,





1996

1995

1996

1995




(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

REVENUE

104,963

34,831

$313,408

$78,488











COST OF SALES

20,157

8,558

58,052

26,633











GROSS PROFIT

84,806

26,273

255,356

51,855











EXPENSES









Total General Expenses

470,055

202,143

1,196,387

456,553

OPERATING LOSS

(385,249)

(175,870)

(941,031)

(404,698)











Other Income(Expense)









  Interest Income

22,552

26,731

88,682

56,194

  Interest Expense

(31,271)

0

(78,890)

(207,279)

Total Other Income(Expense)

(8,719)

26,731

9,792

(151,085)











NET LOSS

($393,968)

($149,139)

($931,239)

($555,783)











WEIGHTED NUMBER OF









COMMON SHARES
OUTSTANDING


1,996,212


1,875,000


1,979,916


1,321,722











NET LOSS PER COMMON SHARE

($0.20)

($0.08)

($0.47)

($0.42)














SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TEL-COM WIRELESS CABLE TV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



Nine Months Ended





September 30,





        1996

       1995



        (Unaudited)

       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES





  Net Loss

($931,239)

($555,783)

     Adjustments to reconcile net loss to net cash





     used in operating activities





       Amortization & Depreciation expense

79,835

205,100

       (Decrease)Increase in Accounts Receivable

7,770

0

       (Decrease)Increase in Prepaid Expenses

6,813

(9,911)

       (Decrease)Increase in Accounts Payable

(23,287)

(27,254)

       (Decrease)Increase in Other Accrued Liabilities

(22,141)

(18,216)







NET CASH USED IN





OPERATING ACTIVITIES

(882,249)

(406,064)







CASH FLOWS FROM INVESTING ACTIVITIES





     Acquisition of Equipment

(623,929)

(315,245)

     Acquisition of Licenses

(2,189,360)

(4,959)

     Acquisition of Investments

(105,000)

(2,001,660)

     Proceeds from sale of Government Securities

1,000,625

0

     Proceeds from sale of Certificate of Deposit

0

0

     Increase in Deposits

(59,442)

0

NET CASH USED IN





INVESTING ACTIVITIES

(1,977,106)

(2,321,864)







CASH FLOWS FROM FINANCING ACTIVITIES





     Government Loan
     Proceeds from Bank Loans

951,479
1,475,000

0
0

     Repayment of Bank Loans
     Loans to Stockholders

(1,114,000)
(6,550)

0
0

     Proceeds from Public Offering

0

5,007,603

     Deferred Offering Costs

0

49,676

     Payment of Notes & Loans from Related Parties

0

(1,317,000)

NET CASH PROVIDED BY





FINANCING ACTIVITIES

1,305,929

3,740,279







NET (DECREASE)INCREASE IN CASH

(1,553,426)

1,012,351







CASH AT BEGINNING OF PERIOD

1,767,285

276,644







CASH AT END OF PERIOD

$213,859

$1,288,995


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENT


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

Supplemental disclosure of cash flow information:


Three Months
Ended


Nine Months
Ended



September 30,


September 30,



1996
1995

1996
1995

Cash paid during the period:






  Interest
31,271
 0

78,890
207,279




On February 3, 1996, the company acquired two broadcasting companies in Costa Rica together with related equipment and contracts for a total cost of $4 million.


The non cash components of these transactions are as follows:


Three Months Ended


Nine Months Ended



September 30,


September 30,



1996
1995

1996
1995

Common Stock issued in






  exchange for common stock






  of Grupo Masteri, S.A.
1,000,000
0

1,000,000
0








Note Payable issued to
Stockholder in exchange






  for common stock of






  Televisora Canal Diecinueve
2,000,000
0

2,000,000
0






NOTE  3	PROPERTY AND EQUIPMENT
	Property and equipment are summarized as follows:

Leasehold improvements

$
12,667

Furniture, fixtures & office


178,446

Equipment


1,218,346

Subtotal


1,409,459

Less accumulated depreciation


138,943






Net property & equipment

$
1,270,516



NOTE  4	OTHER ASSETS
	Other assets are summarized as follows:

Licensing fees

$
1,560,854

Costa Rican licenses


4,000,000

Deposits


126,002

Organization costs


4,000

Loans to Stockholders


6,550

Subtotal


5,697,406

Less accumulated amortization


20,796






Net other assets

$
5,676,610


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

MDS Auction
On March 28, 1996, the Federal Communications Commission completed its auction of authorizations to provide single channel and multichannel Multipoint Distribution Service (MDS) in 493 Basic Trading Areas ("BTA"). The Company won bids in 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. On April 5, 1996, the Company submitted a payment of $239,502, that, coupled with its initial deposit of $65,120, made up the initial 10% of the down payment for acquisition of these licenses. On June 28, 1996, the Federal Communications Commission called for the second 10% of the down payment before the BTA authorizations were issued. The Company had until July 8, 1996, to submit a balance of payment of $304,622 to satisfy the initial down payment total. Under confirmation of receipt of down payment, the FCC would issue the BTA authorizations. Balances due to the FCC of $951,479 for these licenses will be made over the next ten years in quarterly payments. Interest charged for this installment plan would be based on the rate of the effective ten-year US Treasury obligation at the time of the issuance of the BTA authorization plus two and one half
 (2 1/2) percent. On July 8, 1996, payment of $118,936 was submitted to the Federal Communications Commission to cover payment on the two Wisconsin BTA's of Stevens Point and Wausau. On September 1, 1996, the Hickory, NC, BTA was defaulted on. According to Section 21.959 in the FCC MDA Auction Information Package, default penalties would include a "three percent payment calculated based on the defaulting bidder's bid amount."
 This amount, $65,544, was deducted from the license fees asset account and $120,142, the balance of deposit submitted to the FCC for Hickory, NC, was moved to a deposit account. If the FCC determines that this fee covers all default fees, then the deposit will be refunded to the company.

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

The second note, also dated February 15, 1996, was for the sum of $475,000, and is slated to be used for improvements to the Costa Rican operation.
 It carries an annual rate of 7.48% and interest is payable quarterly commencing May 15, 1996. It is secured by investments held by the Company at Norwest Bank in LaCrosse, Wisconsin. On August 15, 1996, $114,000 of funds, realized when investment securities were sold, were applied towards the principal on this note. Currently the second note balance due is $361,000.

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
CONDITION AND RESULTS OF OPERATIONS

	Since the Company started operations in its initial wireless cable television system in LaCrosse, Wisconsin (the "LaCrosse System") in September 1994, the
 Company reached a level of programming services delivered to approximately
 1,255 subscribers by September 30, 1996.  On February 23, 1996, the Company
 began providing services for approximately 1,712 subscribers in its newly acquired Costa Rican company TelePlus, S.A. (the "Costa Rican System").
 It relaunched a newly defined system on September 15, 1996 and is presently upgrading existing subscribers to the new services made available.
 Installation of new subscribers into the system will commence when all existing subscribers who desire continuing services are upgraded.
 On March 28, 1996, the company successfully bid for BTA authorizations to
 3 markets;  Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and
 Stevens Point-Marshfield-Wisconsin Rapids, WI.  The areas in Wisconsin are designated as future wireless cable television systems.  The NC market has been abandoned.

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

	Cost of sales for both the Costa Rica System and the LaCrosse System for the nine months ending September 30, 1996, were $58,052. During the comparable period of 1995, the Company had a cost of sales of $26,633.

	Expenses for the nine months ended September 30, 1996, consisted primarily of broadcast costs, general and administrative expenses, and interest expense.
 The Costa Rican System, the LaCrosse System and Corporate office had operating expenses of $1,196,387.  During the comparable period of 1995, the
 Company had operating expenses of $456,553.  This increase in operating expenses reflects the increase of costs relative to programming and cable hardware necessary to accommodate the increase in subscriber services and the inherent costs associated with expansion.  As a result of the forfeiture of the Hickory, NC license, the Company incurred an expense in the amount of
 $65,544.

	The Company had a net loss of $931,239 at the end of September 30, 1996, in comparison to $555,783 during the same period in 1995.  This increase in loss reflects the continued build-up of operations in Costa Rica and the continued growth of the LaCrosse System.

	Unused net operating losses for income tax purposes, expiring in 2010, of approximately $1,862,000 are available at September 30, 1996, for carry forward against future years' taxable income. The tax benefit of these losses of approximately $633,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

Liquidity
	On September 30, 1996, the Company had property and transmission equipment valued at a cost of $1,270,516 net of adjusted depreciation as compared to $652,273 at September 30, 1995, and $716,658 at December 31, 1995. This
 increase in property reflects the capitalization of the Costa Rican System and the costs of attendant subscriber growth in the LaCrosse System. Also, during this period, the Company paid an additional 10% down payment on MDS authorizations for the 2 BTA bids acquired in auction. The balance of the down payment of $118,936 was made on July 8, 1996. With the forfeiture of the Hickory, NC license, penalties of $65,544 were deducted from payments initially made for the license. The balance of payments made $120,142 were applied as deposits held by the FCC.

	During the nine months ended September 30, 1996, the Company used cash primarily to fund operating losses, purchase transmission equipment and for costs accompanying its capitalization of the Costa Rican System. Cash decreased from $1,767,285 on December 31, 1995, for the nine months ending on September 30, 1996, to $213,859 primarily due to the use of cash from operating activities in the amount of $882,249, the acquisition of equipment in the amount of $623,929 net, and the acquisition of licenses in the amount of $2,189,360.

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

	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					TEL-COM WIRELESS CABLE TV CORPORATION

Date:	January 15, 1997			By:	/s/ FERNAND L. DUQUETTE
					 	Fernand L. Duquette, President
	    				and Principal Financial Officer



6

10