Form 10-K
period 1996-12-31
TEL COM WIRELESS CABLE TV CORP
filed 1997-04-30
CIK 929061

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                    ____________________

                         FORM 10-KSB

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For   the   transition  period  from   ______________   to
______________

     Commission file number 0-25896

            Tel-Com Wireless Cable TV Corporation
   (Exact name of registrant as specified in its charter)
           Florida                                            59-3175814
                   (State of incorporation)                (I.R.S.Employer

Identification No.)
     501 Grandview Avenue, Suite 201
                  Daytona             Beach,              Florida
32118
                 (Address   of   principal   executive   offices)
(Zip Code)

      Issuer's telephone number, including area code:  (904) 226-
9977

     Securities registered pursuant to Section 12(g) of the Act:

                                 Name of each exchange
          Title of Class:         on which registered:

      Common Stock, par value            NASDAQ
               $.001
       Common Stock Purchase             NASDAQ
              Warrants

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      Issuer's revenues for its most recent fiscal year are $459,185.

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 31, 1997, was approximately $2,196,212.

       The approximate number of shares outstanding of the registrant's Common Stock as of April 11, 1997, was 2,196,212.

Transitional Small Business Disclosure Format: Yes                   No    X
                           PART I

Item 1.  Business

General Development of Business

     Historical Background

      Tel-Com Wireless Cable TV Corporation (the "Company") was organized as a Florida corporation on May 7, 1993, under the name Tele Consulting Corp. The Company changed its name to Tel-Com Wireless Cable TV Corporation on February 14, 1994. The Company is a developer, owner and operator of wireless cable television systems in the United States and abroad. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. The Company provides television and related cable services for multiple dwelling units, commercial locations and single family residences. The Company commenced operations in LaCrosse, Wisconsin, and surrounding areas of Minnesota in September, 1994 and currently has no wireless cable operations in other domestic markets. In February
1996, the Company, through a wholly-owned Costa Rican subsidiary, acquired two Costa Rican corporations and commenced wireless cable operations in the Republic of Costa Rica. (See "Acquisitions.") The Company's executive offices are located at 501 Grandview Avenue, Suite 201, Daytona Beach, Florida 32118, and its telephone number is (904) 226-9977. The Company's business office in LaCrosse, Wisconsin is located at 335 Lang Drive, LaCrosse, Wisconsin 54603, telephone number (608) 782-4100; and its business office in Costa Rica is located at Calle 24, San Jose, Costa Rica, telephone number (506) 226-9094.

     Financings

      On May 10, 1995, the Company raised net proceeds of approximately $5,300,000 from the sale of 1,150,000 shares of Common Stock and warrants to purchase an additional 1,610,000 shares of Common Stock pursuant to a registered public offering.

       On November 25, 1996, the Company accepted a Subscription Agreement for total of 500 shares of its Series A Convertible Preferred Stock at a price of $1,000 per share (the "Preferred Shares"), 250 to Amber Capital Corporation and 250 to Investor Resource Services, Inc. (the "Buyers") for a total Subscription price of $500,000. Each Buyer delivered $50,000 at closing, and a promissory note for $200,000. Each buyer paid an additional $50,000 against the Note. The balance of the Note, which was due on January 31, 1997, has not been paid, and the Company and the Buyers have agreed to terminate the balance of the Subscription Agreements and cancel the Notes.

     In April, 1997, Aurora Capital purchased a total of 100 shares of the Company's Series B Convertible Preferred Stock for a total price of $100,000.

     Acquisitions

      On February 7, 1996, the Company signed two agreements for the acquisition of two companies that together hold certain rights for the exclusive use of 18 frequency licenses granted, or for which applications are pending, for broadcasting wireless cable services throughout the country of Costa Rica (the "Costa Rica Acquisition"). The Company also acquired certain related equipment and contracts with subscribers for pay television services. Due to the age and technical obsolescence of the physical assets acquired, no value was assigned to any of the assets acquired by the Company in the Costa Rica Acquisition except the channel licenses. Virtually all of the assets have been disposed of and replaced with new equipment. These agreements were amended and restated on February 22, 1996. The closing of the two acquisitions was consummated on February 23, 1996.

      Canal 19. In the first acquisition, the Company, through Fepeca de Tournon, S.A., a new, wholly-owned Costa Rican subsidiary corporation of the Company ("Fepeca de Tournon, S.A."), acquired from Melvin Rosen (the "Seller") all of the outstanding shares of common stock of Televisora Canal Diecinueve, S.A., a Costa Rican corporation ("Canal 19") for a total purchase price of $3,000,000, $1,000,000 of which was paid at the closing, with the balance to be paid on February 23, 1997, with interest thereon at the rate of 3.6% per annum payable monthly. The payment of this deferred amount is secured by all of the acquired shares of stock of Canal 19, Grupo Masteri, S.A., and Tele Plus, S.A. (see below).

     Among the assets owned by Canal 19 are certain rights to licenses, for which applications are pending with the Republic of Costa Rica, for the exclusive use of three "superband" television frequency channels (288-294 mHz, 300-306 mHz, 312-318 mHz), and 12 microwave frequency channels (2300-2325 mHz (4 channels), 2350-2375 mHz (4 channels), and
2400-2425 mHz (four channels). With respect to the licenses for the three superband frequencies, as part of the Costa Rica Acquisition, Canal 19 was assigned the rights to these licenses from Cable Television Yuda, another company controlled by the Seller. Although the Company does not anticipate any obstacles to final approval, the assignment of these licenses requires approval by the Costa Rican authorities. The transfer of these licenses has been recommended by administrative resolution dated November 24, 1995, and operation of the licenses was authorized by a confirmation dated February 3, 1996. Final approval of the transfer of these licenses is pending. The Company is currently broadcasting cable programming over these channels.

      With respect to the microwave frequencies, the Company has been advised that, at the time of the acquisition of Canal 19, the Costa Rican authorities had preliminarily allocated three microwave frequency licenses to Canal 19. Each frequency license has the technical capability of serving four television channels. These frequencies were reserved in favor of Canal 19 by an administrative resolution on February 11, 1995. Operation of the frequencies was authorized by a special confirmation on February 2, 1996. Canal 19 has applied for the granting of these microwave licenses by concession. This application has received preliminary approval by the Costa Rican authorities. Although the Company does not anticipate any obstacles to final approval, final approval of the licenses is currently pending. Notwithstanding final approval, use of these microwave frequency licenses by Canal 19 for broadcasting cable programming will require additional authorization by the Costa Rican government. The Company has only recently been advised of this additional step in the approval process. The additional governmental approval required to broadcast cable programming over these channels may substantially delay the use of such channels by the Company. The Company has no present plans to utilize these channels.

      Canal 19 also holds the license for the broadcast rights over UHF channel 19, which the Company has agreed to transfer back to the Seller to permit the Seller to continue operating his broadcast business under that frequency. Until such time as the transfer of this license is completed, the Company has agreed to cause Canal 19 to allow the Seller to operate a broadcast business using the air time for the UHF channel 19 frequency.

     Grupo Masteri. In the second acquisition, the Company, through Fepeca de Tournon, S.A., acquired from the Seller all of the outstanding shares of common stock of Grupo Masteri, S.A., a Costa Rican corporation ("Grupo"), for a total purchase price of $1,000,000 paid at the closing in the form of 121,212 restricted shares of the Company's common stock, which represented approximately 6% of the
Company's outstanding common stock at the time of the acquisition. The assets owned by Grupo included the exclusive use of three UHF frequency licenses (Channel 56:
722-728  mHz; Channel 58: 734-740 mHz; and Channel 60:  746-
752 mHz), transmitting and receiving equipment for operation of three pay television channels, other equipment, and approximately 1,700 active subscribers to one to three channels of pay television services. Due to the age and technical obsolescence of the physical assets acquired in the Costa Rica Acquisition, the Company assigned no value to such assets. Virtually all of the physical assets have been disposed of and replaced with new equipment.

      TelePlus. The Company operates its wireless cable pay television business in Costa Rica through another wholly-owned subsidiary corporation known as TelePlus, S.A. ("TelePlus"). The Company acquired TelePlus from Seller on February 23, 1996, and, in consideration thereof, agreed to pay Seller a lump sum amount equal to $50 times the number of subscribers under contract with TelePlus in excess of the 1,700 subscribers purchased from Seller at a date one (1) year after TelePlus has six (6) pay television channels broadcasting to the public. TelePlus began broadcasting six
(6) pay television channels in October, 1996. Currently, TelePlus has approximately 3,000 subscribers. TelePlus leases the air-time for the broadcast channels from Canal 19 and Grupo and has acquired subscriber contracts and certain physical assets, consisting primarily of transmission equipment and subscriber reception equipment, from Grupo. The Company currently broadcasts cable programming over six channels in the Costa Rica System and has no present plans to use the twelve additional microwave channels.

      Rosen Debt. On February 12, 1997, the Company and Seller entered in an agreement providing for the restructuring of the note given by the Company to Seller as payment for the acquisition of Canal 19. This agreement was amended and restated by a letter agreement dated February 21, 1997. The agreement, as amended and restated, provided for the Company to make a payment of $625,000 toward reduction of the principal balance of the note on or before March 7, 1997. The remaining principal balance, plus accrued interest thereon, was to be paid on or before February 23, 1998, provided that, with an additional payment of $100,000, the Company could extend such maturity date for an additional period of 6 months. The Company paid Seller a deposit of $50,000 on February 24, 1997, and, as consideration for the restructuring of the Note, agreed to issue to Mr. Rosen 100,000 shares of its common stock, par value $.001 per share, having certain piggyback registration rights. The $50,000 deposit was to be applied toward the principal balance of the note; provided, however, that if the $625,000 principal deduction payment was not timely paid, Seller could retain such deposit. The Company failed to pay the $625,000 payment, the $50,000 was retained and, on April 2, 1997, Seller declared the Note to be in default.

     On April 14, 1997, the Company entered into a letter of understanding with the Seller for the restructuring of the $2 million debt into a convertible debenture to mature in twelve (12) months with interest to accrue at 12% per annum (7% to be paid monthly in arrears and 5% to be paid at maturity). The principal amount of the debenture will be $2 million plus certain expenses owed or reimbursable to Seller at the issue date of the debenture. At the Company's option, $1 million of this amount may be extended for an additional period of twelve (12) months with interest to accrue on such amount at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity). The
Seller will have the option, exercisable within six (6) months of the issue date of the debenture, to elect to extend the maturity date of the debenture for an additional twelve (12) months, in which event, commencing on the first day of the thirteenth month after the issue date of the debenture, one-half of the principal amount will accrue interest at 12% per annum (7% to be paid monthly in arrears and 5% to be paid at maturity) and one-half of the principal amount will accrue interest at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity).

      As consideration for this debt restructuring, Seller will (i) be issued 180,000 shares of the Company's Common Stock with piggy back registration rights; (ii) be entitled to nominate two (2) members to the Company's Board of Directors until such time as Seller has exercised the conversion rights under the debenture; and (iii) receive a release from any liability in connection with the Costa Rica Acquisition.

      The debenture will be convertible by Seller into the Company's Common Stock at any time after the issue date prior to payment of the debenture on at least thirty (30) days' advance notice to the Company. The conversion price is equal to the lesser of (a) $1.00 per share of Common Stock or (b) a price per share of Common Stock equal to the average of the closing "bid" for the Company's Common Stock as reported on NASDAQ for the five (5) trading days immediately prior to the conversion date. The Company also will reserve for issuance upon conversion a sufficient number of shares of Common Stock and will register such reserved shares and maintain an effective registration statement for such shares for a period of twenty-six (26) months.

      The Seller will have the option to the return of the twelve microwave frequency licenses held by Canal 19 in exchange for the Company's use of part of Seller's Channel 19 offices for an additional sales office and the provision to the Company of approximately $25,000 to $30,000 per year in advertising on Channel 19 for up to five (5) years.

      If the Company defaults in its obligations under the debenture, then Seller will be entitled to a transfer of all stock of Canal 19, Grupo, and TelePlus and to the right to purchase all capital assets of the Company in Costa Rica for fair market value.

      The Company and Seller are currently negotiating and drafting the terms of definitive agreements to reflect the terms of the preliminary understanding. Pending the execution of definitive agreements, Seller has agreed to abate any proceedings or remedies for default of the debt. While the Company is optimistic that definitive agreements on the terms described above will be executed in due course, no assurance thereof can be given.

Business of the Company

     Principal Services and Markets

      LaCrosse. The Company's business began on August 24, 1993, when the Company entered into an agreement (the "Lease-
Purchase  Agreement")  with  Grand  Alliance  LaCrosse   (F)
Partnership and Home/Systems Joint Venture, which ultimately provided for the lease and purchase of seventeen (17)
commercial   channel   licenses  and  certain   transmitting
equipment in LaCrosse, Wisconsin (the "LaCrosse System"). The Lease-Purchase Agreement also provided for the sublease and assignment to the Company of a 10-year lease of space on a transmission tower. The tower lease includes the use of the tower, transmitter building, and space for the Company's exterior concrete pad, which supports the Company's three satellite dish receivers.

      Pursuant to the Lease-Purchase Agreement, the Company made an initial deposit of $25,000 upon signing, expended approximately $40,000 to install three transmitters, and made a final lump-sum payment of $400,000 in August 1994. Transmission facility construction obligations under the Lease-Purchase Agreement were satisfied (i) by the $40,000 payment to construct the transmitters, (ii) as part of the Company's final lump-sum payment of $400,000, and (iii) by the construction by the Company of transmission facilities for 11 channels. Construction was funded through private financing transactions in August and December 1994. The Lessors subsequently transferred ownership of all of the licenses to the Company for $100, and the FCC approved such transfer in March 1996.

     FCC licenses for wireless cable channels generally must be renewed every 10 years, and there is no automatic renewal of such licenses. The channel licenses now owned by the Company expire at different times, with the first expiring beginning in 2001. Channel licenses are subject to non-renewal, revocation or cancellation for violations of the Communications Act of 1934, as amended (the "Communication Act") or the FCC's rules and policies. The termination of, or failure to renew, a channel lease would result in the Company's being unable to deliver television programming on any such channel and could have a material adverse effect on the Company.

      The Company began transmitting programming in LaCrosse in December 1994 and, as of March 1, 1997, the Company had approximately 1,300 subscribers in the LaCrosse System. There are approximately 100,000 households within the LaCrosse System's 25-mile signal pattern. The Company currently offers 22 channels in the LaCrosse System, consisting of 17 wireless cable channels and 5 local off-air (VHF/UHF) broadcast channels.

      The Company has also entered into lease agreements for ITFS excess capacity for four channels with each of the Shekinah Network and the Morningstar Educational Network for use in the LaCrosse System. These companies have been granted licenses by the FCC for rights to such channels. The terms of such leases expire 10 years from the license grant date and provide for the negotiation of new lease agreements upon the expiration of the initial 10-year terms. The failure to add such licenses to the LaCrosse System could have a material adverse effect on the Company if additional channels become necessary to compete effectively with hardwire cable and direct broadcast satellite providers.

      In the event the Company is ultimately successful in leasing any ITFS channels, each must be used a minimum of 20 hours per week for educational programming. The remaining "excess air time" on an ITFS channel may be used by the Company without further restrictions (other that the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Certain programs (e.g., C-SPAN and The Discovery Channel) may qualify as educational and thereby permit full-time usage of an ITFS channel. Lessees of ITFS "excess air time" generally have the right to transmit to their subscribers the educational programming provided by the lessor at no incremental cost. FCC regulations also permit ITFS licensees to meet all of their minimum educational programming requirements using only one channel. If the Company is successful in leasing the eight ITFS channels for the LaCrosse System, two of these ITFS channels could be used by the lessors solely for educational programming, with the remaining six channels available to the Company without restriction. In such event, the Company, if it elects to use these additional channels and has the capital resources available to acquire necessary broadcast equipment, would increase the number of premium and movie channels available in the LaCrosse System.

      Costa Rica. The Company acquired certain rights to up to eighteen pay television broadcast channels in Costa Rica in February 1996 (the "Costa Rica System"). Three channels are UHF frequencies (Channels 56, 58, and 60); three are "superband" frequencies (channels 35, 37, and 39); and twelve are microwave frequencies similar to those used in the LaCrosse System. At the time the Company acquired these licenses, the three "superband" channels were in full operation broadcasting a scrambled signal of pay television programming to approximately 1,700 subscribers. The Company currently broadcasts pay television programming over the three "superband" channels and the three UHF channels in the Costa Rica System, and has no present plans to use the additional twelve microwave channels. The twelve microwave channels were to be maintained for future expansion of the system, but will be transferred to Melvin Rosen pursuant to the Rosen Agreement (See "Acquisitions - Rosen Debt" above).

      The Company's transmission equipment is located on a leased tower site on a mountaintop approximately 12,000 feet above sea level and 10,000 feet above the San Jose Central Valley. From this site, the Company is capable of broadcasting its UHF signals over a radius of more than 100 miles.

      As of March 31, 1997, the Company had approximately 3,000 subscribers in the Costa Rica System. There are approximately 750,000 line-of-site households in the San Jose Central Valley that are reachable from the Company's present transmission facility, and an additional approximately 150,000 households in the remaining regions of Costa Rica that the Company could service from additional transmission facilities. All 6 of the channel licenses owned by the Company may be used exclusively by the Company anywhere in the entire nation of Costa Rica.

      The Costa Rica market comprises a total population of approximately 3,350,000 people in approximately 900,000 separate households. In the Central Valley, there are presently 22 VHF and UHF broadcast channels. While most programming is in Spanish, a number of channels offer English and other foreign-language programs for the large number of expatriate residents of, and foreign visitors to, Costa Rica.

     Marketing

      The Company utilizes media advertising, telemarketing, direct mail, and door-to-door marketing to increase its subscriber base both in the LaCrosse System and the Costa Rica System. The Company also intends to run promotional pricing campaigns and take advantage of public relations opportunities. The Company emphasizes price-to-value, reliability of service, quality and reliability of equipment, and picture quality in its marketing programs.

     LaCrosse. With respect to price-to-value relationship, the Company believes that it is offering its LaCrosse System subscribers competitive pricing. Subscription fees start at $23.50 per month for basic programming, including a premium movie channel, and the Company anticipates charging $7-$10 per month for additional premium and movie channels. Pay-per-view stations may be made available in the future at an additional charge. Specially-priced packages may also be made available, and pricing during promotional periods may also be lower. Installation fees average $40.00 per subscriber and range from $9.95 (for promotional specials) to $150.00 (for distant subscribers who require larger and more expensive receiving antennas). The two hard-wire cable companies in LaCrosse currently offer installation for $10 to $60, basic subscription service for approximately $36, premium stations for $12 each, and broadcast programming over 28 and 40 channels, respectively. Although the Company's standard programming package includes fewer channels, one of the hard-wire cable companies in the LaCrosse market is currently charging $34.00 per month for its equivalent programming package, as compared to the $23.50 currently charged by the Company. Cable customer charges are subject to a 5% local franchise tax. Wireless cable customers do not have to pay any franchise tax. The Company tries to focus its customers on the value received for the price paid and believes its product/pricing offers a competitive choice.

      Costa Rica. The Company currently offers six channels of pay television in Costa Rica (HBO Ole, Cinemax, Sony Entertainment, Warner Brothers Network, Fox Sports International, and Discovery Channel. Movies generally are in English with Spanish subtitles. Most remaining programming is in Spanish. Each subscriber receives an addressable set-top converter and a remote control which is also able to operate the 22 off-air channels available for reception. Installation costs average approximately $20. Antennas and converters are leased, with the cost included in the monthly subscription fee. Monthly subscription fees for the Costa Rica System are currently approximately $15 to $19.50 per month, depending on the programming package. The Company believes that it provides a high-quality, price-competitive alternative to hard-wire cable services in Costa Rica. These services are marketed primarily to the Spanish-speaking indigenous population who are attracted to the Company's lower-priced, value alternative.

     In both systems, the Company focuses on the reliability of its service in its marketing efforts. The Company provides 24-hour-per-day service, with rapid response time on incoming telephone calls, uniformed field personnel, and flexible installation scheduling. Additionally, the Company emphasizes its picture quality and the reliability of its wireless transmission. Within its signal coverage pattern, the Company believes that the picture quality of the Company's service is as good or better than that received by hard-wire cable subscribers because, absent any line-of-sight obstruction, there is less opportunity for signal degradation between transmitter and the subscriber. Also, wireless cable service has proven very reliable, primarily due to the absence of certain distribution system components that can fail and thereby cause outages. The Company has positioned itself as a reliable, cost-effective alternative to traditional hard-wire cable operations.

     Hardware

       A number of reputable manufacturers produce the equipment used in wireless cable systems, from transmitters to the set-top converters which feed the signal to the television set. Because the signal is broadcast over the air directly to a receiving antenna, wireless cable does not experience the problems caused by amplifying signals over long distances experienced by some hardwire cable subscribers. This is particularly the case for a signal delivered over longer distances. Amplification of signals can lead to greater signal noise and, accordingly, a grainier picture for some subscribers. Also, the transmission of wireless signals is not subject to the problems caused by deteriorating underground cables used in conventional systems. As a result, wireless cable is sometimes more reliable than conventional cable, and picture quality is generally equal to or better than ordinary cable. In addition, extreme weather conditions typically do not affect wireless cable transmitters, so customers seldom experience outages sometimes common to conventional cable.

     In Costa Rica, the Company anticipates even greater market penetration than in the United States because of the absence of significant hard-wire cable services and the impediment of significant costs to install cabling to expand their geographic service areas. Unlike the United States where hard-wire cable has been in existence and established for many years and cable infrastructure is in place, no such wide-ranging infrastructure is in place in Costa Rica, and the Company believes its ability to provide quality pay television services by wireless transmission will be a very competitive alternative or the only alternative in the many areas not serviced by hard-wire cable.

       Several large U.S. wireless cable providers are currently converting to digital compression equipment, which allows several programs to be carried in the amount of bandwidth where only one program is carried now. Manufacturers have equipment with compression ratios as high as 16 to 1, although compression ratios of 6 to 1 or 10 to 1 are more common. At such time as the Company is in a position to deploy digital compression technology, the Company will be able to increase its channel capacity several fold without having to acquire additional frequency licenses in both its U.S. markets and Costa Rica. Digital compression technology would permit the Company to offer as many or more programming options as its hard-wire competitors. Presently, the Company does not believe digital compression technology will affect its competitive position in either of its markets.

     Digital capability ultimately will be essential for wireless cable to compete with hard-wire cable. The ability to offer substantially more programming utilizing existing wireless cable channel capacity is dependent on effectively deploying digital technology. Digital technology has only recently become commercially available to the wireless cable industry. The Company does not expect, for financial and other reasons, to be able to deploy such technology in its existing systems for several years. It is expected that, at such time as the Company may deploy digital technology, the cost of digital equipment will be closer to the cost of analog equipment. Future systems may be able to be launched with compression from the start, thereby eliminating the need to remove older equipment. There can be no assurance that the Company will have the financial resources to deploy digital technology successfully or that cost-effective digital equipment will be available to the Company. Failure by the Company to deploy digital technology could have a material adverse effect on its operating results and business expansion.

     Competition

      The  pay  television  industry is highly  competitive.
Wireless   cable  television  systems  face  or   may   face
competition from several sources, including established hard-wire cable companies.

      Wireless cable programming is transmitted through the air via microwave frequencies that generally require a direct "line-of-sight" from the transmitter facility to the subscriber's receiving antenna. In communities with dense foliage, hilly terrain, tall buildings or other obstructions in the transmission path, transmission may be blocked at certain locations or require additional repeater equipment to circumvent such obstructions. Traditional hard-wire cable systems deliver the signal to a subscriber's location through a network of coaxial cable and amplifiers and do not require a direct line-of-sight for transmission and, therefore, may have a competitive advantage over the Company in those areas where the reception of wireless cable transmissions is difficult or impossible. In the Costa Rica System, however, the Company is not broadcasting its 6 channels over microwave frequencies, so the Company has no requirement for "line of sight" transmission and can reach virtually all households within the signal pattern.

       Since  wireless  cable  systems  do  not  require  an
extensive network of coaxial cable and amplifiers, the systems' capital cost per installed subscriber is significantly less than that for hard-wire cable systems. In addition, operating costs of wireless cable systems are generally lower than those of comparable hard-wire cable systems due to lower network maintenance and depreciation expense. As a result of lower capital and operating costs, the Company is able to charge less for its standard service packages than the amount charged for comparable service provided by hard-wire cable system operators, thereby enhancing the Company's competitive position.

     U.S. wireless cable programming can only be transmitted on the frequencies made available for wireless cable by the FCC. Currently, the number of channels of cable television programming that can be provided to subscribers of U.S. wireless cable systems is limited to 33. Costa Rica has no such limits, but, other than the frequencies owned by the Company, there are no other frequencies currently available for acquisition. Hard-wire cable systems are not limited in this regard and frequently offer more channels of cable television programming than wireless cable systems. The LaCrosse System competes with two hard-wire cable companies, which currently offer 28 and 40 channels, respectively, to their subscribers compared to the 22 channels the Company currently offers. The Costa Rica System currently offers 6 pay channels and the three local hard-wire cable companies offer from 36 to 40 channels, approximately one-third of which are re-broadcast of local, off-air programming. The Company believes that, with its 22 off-air channels plus 6 pay channels, its channel line-up and service is price competitive.

      U.S. programming is generally available to traditional hard-wire and wireless operators on comparable terms, although operators that have a smaller number of subscribers often are required to pay higher per-subscriber fees. Accordingly, operators in the initial operating stage generally pay higher programming fees on a per subscriber basis. In Costa Rica, there are fewer programming alternatives than in the U.S. but there are still a substantial number of Spanish-language and international programs available. The Company offers a package of what it believes to be the most desirable program alternatives in Costa Rica.

      Unlike hard-wire operators, wireless cable operators who don't hold licenses to the frequencies in their markets have to lease the wireless cable channels on which they transmit their programming from channel license holders. Leases generally require the Operator to pay the lessor a fee based on a percentage of subscription revenues, averaging approximately 5%, or, if greater, a minimum monthly fee. Although hard-wire operators do not have to lease channels, they do have to pay franchise fees generally on all gross revenues from cable system operations (as compared to only subscription revenues in the case of wireless cable), typically in the range of 3% to 5%, an expense that is not incurred by wireless operators.

      Certain hard-wire cable operators have announced their intention to develop interactive features for use by their subscribers, such as shopping via video catalogs and playing video games with neighbors. Interactive services are not currently available for wireless cable. The Company believes that the same manufacturers who currently are developing digital compression converters for both hard-wire and wireless cable will also make new developments in interactivity available to both industry segments. The FCC has designated a return path channel for use in connection with interactive and Internet services which may be offered by wireless cable operators. The Company believes that, if it is economically feasible to do so, wireless cable systems can include two-way interactivity. However, to the extent such services are available on hard-wire cable systems, but not available on wireless cable systems, the Company could be at a competitive disadvantage. The Company does not anticipate demand for interactive services in Costa Rica for several years as technology demand in Costa Rica is behind that in the U.S.

     In the LaCrosse market, two traditional hard-wire cable companies are the Company's primary direct competitors. The Company estimates that within its signal pattern for LaCrosse, over 60% of the households are hard-wire cable subscribers. The two hard-wire cable companies in LaCrosse currently offer 28 and 34 channels, respectively, to their subscribers compared to the 22 channels the Company currently offers. Of the approximately 100,000 potential subscribers within the LaCrosse System's signal pattern, approximately 20,000 are currently not wired for hard-wire cable and approximately 20,000 more have access to such services but are not subscribers. The Company is directing its principal marketing efforts toward potential subscribers who are either not wired for hard-wire cable or are not presently hard-wire cable customers.

      In Costa Rica, three hard-wire cable companies are the Company's primary, direct competitors. The Company estimates that within its signal pattern for Costa Rica, fewer than 20% of the households are hard-wire cable subscribers and no more than an additional 10% have access to hard-wire cable services. The three hard-wire cable companies in Costa Rica currently offer up to 46 (11 local, 35 international), 48 (13 local, 35 international), and 36 (9 local, 27 international) channels, respectively, and charge approximately $22, $25, and $23 per month, respectively, for basic programming (movies are additional), and approximately $15, $23, and $23, respectively, for installation services. None offers pay-per-view programming or addressable converters. All three companies offer discounts for long-term contracts. The Company offers a package of 28 channels (22 local off-air, 6 international) for a monthly fee of approximately $15 to $20, plus installation. Based on the Company's existing subscriber base of approximately 3,000 households that presently pay an average of $18 per month for six channels of programming and the very limited penetration of hard-wire cable into this market, the Company believes that it has a competitive programming alternative to hard-wire cable.

       In addition to competition from traditional, established hard-wire cable television systems, wireless cable television operators face competition from a number of other sources. Premium movie services offered by cable television systems have encountered significant competition from the home video cassette recorder industry, a major participant in the television program delivery industry. In addition, in areas where several off-air television stations can be received without the benefit of cable television, cable television systems also have experienced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. In particular, in Costa Rica, there are over 20 broadcast channels available in the San Jose central valley. In addition to the foregoing, wireless cable systems face potential competition from emerging trends and technologies in the cable television industry, including satellite receivers, direct broadcast satellite, telephone companies, satellite master antenna television, and local multi-point distribution services. Many of these newer technologies are not available in Costa Rica and may not be available for several years because the demand for technology in Costa Rica lags behind that of the United States.

      Satellite receivers are generally seven to twelve foot dishes mounted in the yards or on the roof tops of subscribers to receive a wide range of television and radio signals from orbiting satellites. Their popularity has been reduced due to scrambling, which requires users to purchase decoders and pay for programming. Although these systems are capable of delivering over 100 channels of programming, equipment and connection currently cost $1,000- $2,000. Satellite receivers are popular in Costa Rica in wealthier and outlying communities but do not represent a significant share of the market.

       Direct broadcast satellite ("DBS") involves the transmission of an encoded signal directly from a satellite to the home user using a relatively small (12 to 36 inch) dish mounted on a rooftop or on the ground. DBS services are capable of delivering over 100 channels of programming. Such services currently cost $200-$1,000 for equipment and connection, and average approximately $35 per month for access to basic programming. Local broadcast channels are not currently offered by DBS.

      The United States Congress recently passed legislation permitting local telephone exchange carriers ("LECs") to provide video programming directly to subscribers in their telephone service areas. LEC delivery of video programming will likely require extensive deployment of fiber-optic transmission facilities and/or highly sophisticated electronics and substantial capital investment. The Company believes that numerous regulatory and technological hurdles to the successful implementation of telephone video service remain.

      Satellite master antenna television ("SMATV") is a multi-channel television service for multiple dwelling units. SMATV operates under an agreement with a private landowner to service a specific multiple dwelling unit, such as an apartment complex. The FCC has recently amended its rules to provide point-to-point delivery of video programming by SMATV operators and other video delivery systems in the 18 gHz band.

      Off-air local broadcasts (e.g., ABC, NBC, CBS, Fox, UPN, WB, and PBS) provide a free programming alternative to the U.S. public. Federal legislation requires the prior consent of certain off-air broadcasters for retransmission of their signals over wireless cable systems. The Company does not anticipate that it will have difficulty obtaining necessary consents.

     The FCC has proposed certain rules to reallocate the 28 gHz band to create a new video programming delivery service referred to as local multi-point distribution service ("LMDS"). If adopted as proposed, such rules would allow for the entry into each market of at least two new wireless video program distributors with access to upwards of 49 channels each. If LMDS is adopted by the FCC, the Company does not anticipate licensing and system construction for several years. Significant opposition to LMDS currently exists including opposition from the National Aeronautics & Space Administration ("NASA") claiming that LMDS will interfere with the transmission to NASA satellites.



Sources of Programming

       LaCrosse. The Company currently arranges for programming from three sources for the LaCrosse System: (i) broadcasters of off-air (VHF/UHF) signals, (ii) an NBC affiliate station for the retransmission of its signal, and
(iii)  suppliers  of  programming typically  broadcast  over cable systems. Programming from off-air broadcasters is negotiated on a case-by-case basis and may be available for no charge or for a minimal royalty payment. The VHF and UHF broadcasters in LaCrosse, Wisconsin (CBS, ABC, FOX, PBS and Channel 50), allow the Company's customers to receive their signals through a high-grade antenna provided by the Company without the assessment of any fee or royalty. There is no NBC affiliate broadcasting off-air in LaCrosse, but the Company has an agreement with the NBC affiliate in nearby Eau Claire, Wisconsin, to allow the Company to retransmit its programming over one of the Company's MMDS frequencies without any fee provided the Company purchases at least $500 of advertising each year from this station.

      In addition to off-air broadcasters, the Company has agreements with program suppliers for ESPN, ESPN 2, CNN, CNN Headline News, USA, WGN, WTBS, TNT, A&E, Nickelodeon, Discovery, TNN, the Family Channel, Lifetime, the Weather Channel and Showtime for broadcasting in the LaCrosse
System. The program agreements generally have three year terms, with provisions for automatic renewals and are subject to termination for breach of the agreement, including non-payment. The programming agreements generally provide for royalty payments based upon the number of Company subscribers receiving the programming each month. Individual program prices vary from supplier to supplier,
and   more  favorable  pricing  sometimes  is  afforded   to
operators with larger subscriber bases. If any existing programming contracts are canceled, or not renewed upon expiration, the Company would have to seek program material from other sources.

       Costa  Rica.   The  Company  currently  arranges  for
programming   from   two  sources  in   Costa   Rica:    (i)
broadcasters of off-air signals and (ii) suppliers of pay television programming broadcast by satellite . The VHF/UHF signals broadcast in Costa Rica are received at no charge through a high-grade antenna. The six pay television channels offered by the Company include HBO Ole, Cinemax, Sony Entertainment, Warner Brothers Network, Fox Sports International, and Discovery Channel with a late-night alternative of Spice on one channel. Movies generally are broadcast dubbed in Spanish or in English with Spanish subtitles, and most other programming is in Spanish. The agreements for such programming are typically indefinite in length, provide for royalty payments based upon the number of TelePlus subscribers receiving the programming each month, and are terminable for non-payment. Individual program prices will vary from subscriber to subscriber, and more favorable pricing may be available as TelePlus's subscriber base increases.

      In addition to the programming alternatives described above, the Company may introduce a "pay-per-view" service that enables customers to order and pay for one program at a time. Pay-per-view services have been successful for specialty events such as wrestling, heavyweight prize fights, concerts, and early release motion pictures. This service can also be promoted for the purchase of movies in competition with video rental stores. Pay-per-view requires the subscriber to have an "addressable" converter which allows the operator to control what the subscriber watches without having to visit the subscriber location to change equipment. All subscribers in both the LaCrosse and Costa Rica Systems are equipped with addressable converters. In order for customers to order pay-per-view events more conveniently, however, an "impulse" pay-per-view converter would be desirable because it has a return line via phone or cable to the cable operator's computer system and enables a subscriber to order pay-per-view events by pushing a button on a remote control rather than requiring the subscriber to make a telephone call to order an event.

     Government Regulation

      United States. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things: to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control over such licenses; to determine the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity requirements on wireless cable operators. The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a franchise from a local authority and is subject to fewer local regulations than a hard-wire cable system. In addition, utility poles and dedicated easements are not necessary.

      Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"), the FCC adopted rate regulations exclusively for traditional hard-wire cable systems which provide for, among other things, reductions in the basic service and equipment rates charged by most hard-wire cable operators and FCC oversight of rates for all other services and equipment. The Cable Act also provides for rate deregulation of a traditional hard-wire cable operator in a particular market once there is "effective competition" in that market. Effective competition exists, among other circumstances, when another multi-channel video provider exceeds a 15% penetration in that market. FCC regulations also require traditional hard-wire cable operators to undertake various customer service improvements. The Company cannot predict precisely what effect these regulations or other governmental regulations may have on traditional hard-wire cable operators as to price and service. While current FCC regulations are intended to promote the development of a competitive pay television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have an adverse effect on the industry as a whole and on the Company in particular. The Company cannot predict what impact such changes would have on the industry as a whole or on the Company in particular.

      Under the Telecommunications Act of 1996 (the "1996 Act"), Congress has directed the FCC to eliminate cable rate regulations for "small systems," as defined in the 1996 Act, and for large systems under certain prescribed circumstances, and for all cable systems effective three years after enactment of the 1996 Act. The 1996 Act could have a material impact on the wireless cable industry and the competitive environment in which the Company operates. The 1996 Act will result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation will, among other things, substantially reduce regulatory authority over cable rates. Another provision of the 1996 Act will afford hard-wire cable operators greater flexibility to offer lower rates to certain of their subscribers, and would thereby permit cable operators to offer discounts on hard-wire cable service to the Company's subscribers or prospective subscribers. The legislation will permit telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the wireless cable industry, including the Company. In addition, the legislation will afford relief to DBS by exempting DBS providers from local restrictions on reception antennas and preempting the authority of local governments to impose certain taxes. The Company cannot predict the substance of rules and policies to be adopted by the FCC in implementing the provisions of the legislation.

     With a wireless cable system, the signals are sent from the transmitter to the subscriber's receiving antenna over microwave frequencies. The wireless cable TV system programming is in a scrambled format using low-power transmitters operating in the 2.1 to 2.7 gHz frequency range. These super high frequency channels are allocated solely to wireless cable TV transmissions and are licensed by the FCC. In major markets, the frequencies available for wireless cable consist of up to 33 channels, the maximum permitted by the FCC. Of these 33 channels, 13 can be held by wireless cable entities and used full-time for commercial programming delivery, and 20 generally are held by qualified educational institutions ("ITFS" channels). Commercial use of channel licenses held by educational institutions is available only through contracts with such educational institutions and within specifically limited guidelines. ITFS channel licenses that are not secured by educational institutions may, in some instances, be acquired directly by commercial broadcasters without obligation to compensate the educational institutions. Six of the channels currently owned by the Company in the LaCrosse System were ITFS channels which were acquired when no educational institution applied for the rights to such channels. These channels may be used by the Company, without restriction, for full-time commercial programming.

      Applications for renewal of licenses must be filed within a certain period prior to expiration and there is no automatic renewal of such licenses. Petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation, cancellation or non-renewal for violation of the Communications Act or the FCC's rules and policies.

      Costa Rica. Television operations in Costa Rica are regulated mainly by the Radio and Television Law - Ley de Radio y Television, No. 1758 of 19 June 1954, as amended (the "Law"); the Regulation of Wireless Stations - Reglamento de Esstaciones Inalambricas, No. 63 of 11 December, 1956; and the Broadcasting Rule of Atlantic City and the International Agreements Regarding Broadcasting executed in Washington, D.C., on March of 1949, which have been ratified by the Congress of Costa Rica. According to the Law, television operations can only be established, conducted and exploited by means of a concession granted by the Radio Control Office ("RCO"), upon payment of the taxes and completion of all formal requirements imposed by the Law. Once the concession is granted, the RCO will periodically control and supervise its operation. In order to verify that the terms and conditions of the concession are being fulfilled, the RCO is authorized to visit and inspect the place of business of the concessionaire at any time. If there is any incorrect technical functioning, the licensee, within forty-eight hours, must reestablish the concession to its original terms under penalty of cancellation of the license. Concessions for the Company's Costa Rica System are owned by the Costa Rican operating companies which were acquired by the Company through its wholly-owned Costa Rican subsidiary in February 1996.

      Furthermore, the owner of a concession is obligated to strive to increase the cultural level of the population. The owner of the concession is jointly liable, together with whomever broadcasts or transmits through the frequency, for any violations of the Law, provided there is intentional conduct by the concessionaire. In case of negligence, the liability is subsidiary to the direct offender's. The concessionaire is not liable in the absence of willful participation or negligence. Any broadcast shall operate free of impurities (espurias y armobucas) and with the frequency adjusted so that no interference is caused to other concessionaires. If the operating center does not meet these requirements, its functioning will not be authorized by the RCO. Other governmental limitations or restrictions apply, such as a prohibitions against broadcasting certain information, whether private or official, local or international, except in situations of emergency; false news; alarm calls without reason; the broadcasting of programs emanating from other concessionaires without their previous authorization; and the use of vulgar or improper language.

      The Law establishes that licenses are granted for a limited time, but they are automatically extended by payment of the corresponding dues, provided that the functioning and installation of the station are adjusted to the stipulations of the Law. The transfer or alienation of the right to a frequency is permitted only with the previous authorization of the RCO, which means that a formal request has to be submitted to the RCO on these terms. According to the RCO's current interpretation, a frequency can be leased to a third party without prior consent from the Government. The lessor remains as the concessionaire and, therefore, continues to be subject to all obligations related to the concession.

     Article 3 of the Law requires that concessionaires have not less than 65% Costa Rican ownership. The Company has been advised by its Costa Rican counsel that this provision is not being actively enforced and that there is a decision from the Constitutional Court declaring a similar provision in a related law (Ley de medios de Difusion y Agencias de Publicidad) to be unconstitutional. However, based on Costa Rican counsel's recommendation, the Company structured its ownership of these licenses to be indirect through a tiered subsidiary structure, whereby a Costa Rican company, wholly-owned by the Company, owns 100% of the outstanding capital stock of the Costa Rican companies holding the licenses. The Company believes that this structure adequately meets the requirements of Costa Rican law. However, in the event this structure is not acceptable to the government, an alternate ownership structure would have to be implemented, which could have a material adverse effect on the Company.


     Development of New Territories

     On March 28, 1996, the FCC completed its auction of authorizations to provide single channel and multi-channel Multipoint Distribution Service ("MDS") wireless cable services in 493 Basic Trading Areas. The Company won bids in three markets: Hickory - Lenoir - Morganton, North Carolina; Wausau - Rhinelander, Wisconsin; and Stevens Point
- Marshfield - Wisconsin Rapids, Wisconsin. On April 5, 1996, the Company submitted a payment of $239,502 that, coupled with its initial deposit of $65,120, made up the initial down payment for acquisition of these licenses. The Company has made the second required deposit equal to 10% of its winning bid only on the two Wisconsin licenses. The Wisconsin territories provide in excess of 150,000 line-of-sight households and offer markets that the Company believes are competitively equivalent to or better than that of the LaCrosse System.

     The licenses are to be conditionally issued following the Company's payment in full of the initial 20% down payment; however, while the Company has made the 20% down payment for the two Wisconsin licenses, the FCC has not yet conditionally issued the licenses. The remaining balance of approximately $2,800,000 for the acquisition of these licenses will be paid over the next ten years. As the Company did not make the required additional 10% payment on the North Carolina license, the Company has forfeited its right to acquire such license. The default payment for forfeiting the license is anticipated to be $65,544. Although the Company may receive a refund of as much as $120,142 in connection with its application for the North Carolina license, there can be no assurance that the Company will receive any refund. In addition, the Company may be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent auction of this license. The FCC has not yet announced plans to reauction the Hickory, NC, license.

     The grant of the Wisconsin licenses will be conditioned on the Company's fully and timely meeting its quarterly payment obligations, and the development of operating systems within 18 months of the grant of each license. The Company is unable to predict the exact date by which such systems must be operational since it does not know when the licenses will be conditionally issued by the FCC. The Company estimates that the cost of developing a fully operational system in each market would be approximately $1,200,000 per system. To date, the Company has not taken any steps to develop these systems. Development of these markets and the funding of the acquisition price for the licenses will require additional debt or equity financing, which may not be available to the Company on acceptable terms, if at all. The Company has made no arrangements or commitments for such future financing, and there can be no assurance that the Company will be able to raise such capital on acceptable terms, if at all. Failure to obtain such additional financing could cause a forfeiture of the licenses and could adversely affect the financial position and growth of the Company.

      In addition to the material liquidity risks associated with developing new operating systems utilizing the Wisconsin licenses, the development of such systems will be dependent on, among other things, successful construction of operating systems; identification and procurement of acceptable tower sites; the availability of suitable management and other personnel; and the Company's general ability to manage growth. There can be no assurance that the Company will be able to successfully develop operating systems utilizing the Wisconsin licenses. If the Company chooses not to develop an operating system, it may decide to attempt to lease a license or to sell a license. If the Company decides to attempt to lease a license or to sell a license, then there is no assurance that there will be a buyer or lessor for such license or one offering an acceptable price when the Company attempts to sell or lease it. There is also a risk that other license holders will attempt to sell or lease their licenses at the same time as the Company. Additionally, any transfer of a license must be approved by the FCC.

     The Company intends to focus its operations, marketing, and service in regional markets to increase efficiencies and profitability. However, the Company does not currently have the financial resources to develop operating systems in the foregoing markets, and there can be no assurance that the Company will ever develop systems in such markets. To develop and launch additional wireless cable systems in areas where the Company holds licenses, or otherwise, the Company will need to raise additional capital. There can be no assurance that operating revenues will be sufficient to sustain subscriber growth or that additional financing, if required, will be available on terms acceptable to the Company, if at all.

      In Costa Rica, the Company believes it is well-positioned to compete effectively with other pay television providers in the San Jose Central Valley area, principally hard-wire cable operators, and to establish a profitable business. The Company also is evaluating the possibility of directing its signals into other key metropolitan areas of Costa Rica that aren't served by any cable or other pay television service by establishing additional transmission sites and/or utilizing more powerful transmitters.

     Employees

      As of March 28, 1997, the Company had 34 full-time employees and no part-time employees serving in its executive, LaCrosse, and Costa Rica offices. The Company maintains various benefit plans and experiences good employee relations.

     Major Customers

      The Company is not dependent upon one or a few major customers or suppliers.

     Costs and Effects of Compliance with Environmental Laws

      The Company complies with all applicable federal, state, and local environmental laws and regulations, none of which the Company believes have a material effect on its operations and business.

Item 2.  Properties

      The Company's executive offices are situated at 501 Grandview Avenue, Suite 201, Daytona Beach, Florida 32118 and are leased from an independent third party pursuant to a lease expiring in August, 1999. The leased space includes approximately 1,400 square feet and provides for lease payments of approximately $1,460 per month. The Company believes that this facility currently provides adequate space for the Company's present executive office activities.

     The Company's LaCrosse facility is situated at 335 Lang Drive, LaCrosse, Wisconsin 54603 and is leased from an independent third party pursuant to a lease expiring in November, 1997. The leased space includes approximately 2,000 square feet and provides for lease payments of approximately $1,100 per month. The Company believes that this facility currently provides adequate space for the Company's present business activities in LaCrosse.

      The Company's Costa Rica facility is situated at Calle 24, San Jose, Costa Rica, and is leased from an independent third party pursuant to a lease expiring in April, 1998. The leased space includes approximately 4,600 square feet and provides for lease payments of approximately $1,600 per month. The Company believes that this facility currently provides adequate space for the Company's present business activities in Costa Rica.

Item 3.  Legal Proceedings

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders

     NONE

                           PART II

Item  5.   Market  for Company's Common Equity  and  Related
Stockholder Matters

      The Common Stock ("Common Stock") of the Company, par value $.001 per share, has traded on the NASDAQ over-the-counter ("SmallCap") market under the symbol "TCTV" since qualification for listing on NASDAQ on May 3, 1995. Warrants ("Warrants") to purchase Common Stock of the Company are traded on the over-the-counter market under the symbol "TCTVW." The initial offering price for the Common Stock was $5.00 per share and the initial offering price for each Warrant to purchase one share of Common Stock was $.25 per Warrant.

      The following table sets forth the range of high and low bid prices for the Common Stock and Warrants as of the periods indicated as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Common Stock       High ($)       Low ($)

     1st Quarter 1996      9.50          7.50
     2nd Quarter 1996      8.63          7.33
     3rd Quarter 1996      8.00          5.00
     4th Quarter 1996      5.75          4.13

     Warrants

     1st Quarter 1996      3.59          2.00
     2nd Quarter 1996      3.57          2.33
     3rd Quarter 1996      2.55          1.38
     4th Quarter 1996      1.75          1.00

     As of March 31, 1997, approximately 2,196,212 shares of the Company's Common Stock and 2,475,000 Warrants, respectively, were outstanding and, as far as the Company can determine, were held by in excess of 300 shareholders.

      The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis

      The Company started operations in its initial wireless cable television system in LaCrosse, Wisconsin (the "LaCrosse System") in September 1994. Through September 30, 1995, the Company was primarily focusing on system construction, training personnel to service and install subscriber and transmission equipment, and developing a subscriber base. The Company began providing programming to subscribers in the LaCrosse System in December 1994 and, as of March 31, 1997, the Company had approximately 1,300 subscribers in the LaCrosse System. In February 1996, the Company, through a wholly-owned Costa Rica subsidiary, acquired two Costa Rica corporations and commenced wireless cable operations in the San Jose area, serving approximately 1,700 subscribers (the "Costa Rica System"). In October
1996, after several months of inactivity while the Company replaced virtually all of the operating equipment, the Company relaunched subscriber services in the Costa Rica System. As of March 31, 1997, the Company had approximately 3,000 subscribers receiving programming in its Costa Rica System.

     Results of Operations

      The Company had revenues of $459,185 for the year ended December 31, 1996, as compared to $155,399 during the comparable period in 1995. This increase of approximately 200% is attributable primarily to the commencement of operations in the Costa Rica System. The Costa Rica System was in operation for only 35 days of the first quarter of 1996 and was inactive for most of the second and third quarters during equipment upgrade. Revenues were primarily generated from subscription fees and installation charges.

      The Company had operating expenses of $1,652,380 and cost of sales of $96,599 for the year ended December 31, 1996. During the comparable period of 1995, the Company had operating expenses of $777,725 and cost of sales of $38,244. Expenses for the year ended December 31, 1996, consisted primarily of broadcast costs, general and administrative expenses, and interest expense. Also included in expenses for the year was $65,544, representing the anticipated amount of the partial forfeiture of the Company's deposit for a broadcast license covering Hickory, North Carolina. The Company incurred $197,468 in interest expense for the year ended December 31, 1996, as compared to $43,900 during the comparable period of 1995. This increase in total expenses primarily reflects expenditures for the startup and operation of the Costa Rica System. The increase in cost of sales for the year ended December 31, 1996, reflects an increase in marketing and promotional costs for Costa Rica as compared to the same period in 1995. The Company had a net loss of $1,382,214 (or $0.70 per share) for the year ended December 31, 1996, as compared to $751,959 (or $0.51 per share) during the same period in 1995. The loss for the year ended December 31, 1996, reflects primarily the commencement of operations in Costa Rica.

     Liquidity and Capital Resources

     The wireless cable television business is capital intensive. Since its inception, the Company has expended funds to acquire channel rights in the LaCrosse System, the Costa Rica System and other domestic markets, and to construct its operating systems in LaCrosse, Wisconsin and San Jose, Costa Rica. Transmission equipment expenditures and other start-up expenditures were made by the Company before it could begin the delivery of programming to its subscribers in the LaCrosse System and the Costa Rica System.

     The Company's accumulated deficit at December 31, 1996, was $2,284,847, an accumulated deficit of $902,633 at December 31, 1995. At December 31, 1996, the Company also had a working capital deficit of approximately $1,120,000. The Company's financial resources are limited and have to date been depleted through expansion and losses sustained by the Company since its inception. The Company's expansion activities and net losses have placed substantial pressure on the working capital and liquidity of the Company. The Company is currently experiencing a severe cash shortage. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Although the Company believes that funds expected to be generated from operations and additional short-term debt or equity financing will be sufficient to fund the Company's working capital requirements for the next 6 months, there can be no assurance that the Company will be able to procure additional capital or generate sufficient revenues to fund its operations currently or after such period. Although the Company is actively pursuing additional financing alternatives, the Company has no arrangements or commitments for additional capital at this time, and there can be no assurance that the Company will be able to raise such capital. The Company does not currently have any available bank credit facilities. There can be no assurance that any additional required or desired financing will be available through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms, if at all. The ability of the Company to finance its activities and growth will depend on its ability to procure additional financing and achieve a profitable level of operations, consummate its agreement with Melvin Rosen to restructure the Rosen Debt, and meet its financial obligations to the FCC to avoid defaulting on the FCC licenses purchased at auction. There can be no assurance that such financing can be obtained or that the Company will achieve profitable operations.

     In February 1996, the Company borrowed a total of $1,475,000 in two loans from Norwest Bank in LaCrosse, Wisconsin. The Company used $1 million of the loan proceeds to cover the initial payment for the acquisition of Canal
19. This loan was repaid in June 1996. The $475,000 of the loan proceeds was used for improvements to the Costa Rica System. This loan was paid in full on February 15, 1997.

           The total purchase price paid by the Company in the Costa Rica Acquisition was $4,000,000. The purchase price was paid in the form of $1,000,000 in cash, a $2,000,000 promissory note and restricted common stock of the Company valued at $1,000,000 (See "Business - Acquisitions"). Due to the age and technical obsolescence of the physical assets acquired in the Costa Rica Acquisition, no value was assigned to any of the assets acquired by the Company in the Costa Rica Acquisition except the channel licenses. Virtually all of the assets have been disposed of and replaced with new equipment. A $4,000,000 value has been assigned to the licenses. The licenses are reflected as an "other asset" of the Company on the Consolidated Balance Sheet of the Company at December 31, 1996. The value of the Costa Rica licenses will be amortized on a straight-line basis over a 40-year period. The anticipated annual effect on the Company's financial position and results of operations will be $100,000 of amortization expense. The consolidated financial statements included as part of this Report illustrate the effect of the Costa Rica Acquisition on the Company's financial position and results of operations as of and for the period from the date of acquisition (February 23, 1996) through December 31, 1996.

      No assurance can be given that the Company will generate substantial revenues from the Costa Rica System or that the Company's business operations in Costa Rica will prove to be profitable. The Company's operations in Costa Rica are subject to all of the risks inherent in the establishment of a new business, particularly one in the highly competitive pay television industry. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including, without limitation, market acceptance of the Company's services, regulatory problems, unanticipated expenses and competition. There can be no assurances that the Company's business in Costa Rica will be successful.

     In March 1996, the Company was the successful bidder on broadcast licenses for three additional U.S. wireless cable markets (Wausau, WI, Stevens Point, WI, and Hickory, NC) for a total price of $3,046,212. The Company paid the initial 10% deposit in the total amount of $304,622 for the three licenses and made the second required deposit equal to 10% of its winning bid only on the Wisconsin licenses. The licenses are to be conditionally issued only upon payment in full of the initial 20% down payment. The Company has made the 20% down payment on the two Wisconsin licenses but has not yet received conditional issuance of the licenses from the FCC. As the Company did not make the required additional 10% payment on the North Carolina license, the Company has forfeited its right to acquire such license. The Company believes that the default payment for forfeiting the license will be $65,544 based on information contained in the FCC auction information package. If the FCC determines that this default payment covers all default fees, then the Company may receive a refund in the amount of $120,142 in connection with its application for the North Carolina license. There can be no assurance that the
Company will receive any refund in connection with its deposit for the North Carolina license. The balance of the winning bids is payable in quarterly installments for a 10 year period running from the date that the license is conditionally issued. Payments of interest only, at a rate based on the rate of the effective 10 year U.S. Treasury obligation plus 2.5%, must be made for the first two years. The remaining principal and interest is payable during the remainder of the 10-year term.

      The licenses are conditioned on full and timely performance of the licensee's quarterly payments, and the development of operating systems within 18 months of the grant of each license. The Company is unable to predict the exact date by which such systems must be operational, since it does not know when the licenses will be conditionally issued by the FCC. The Company estimates that the cost of developing a fully operational system in each market would be approximately $1,200,000 per system. As of the date of this Report, the Company has not taken any steps to develop these systems. The Company intends to fund system development and the acquisition of these licenses from future debt or equity financings. The Company has no arrangements or commitments for such future financings, and there can be no assurance that the Company will be able to raise such capital on acceptable terms, if at all. Failure to raise the funds needed for license acquisition costs or system construction would cause a forfeit of the license.

      In May 1995, the Company closed its initial public offering of Common Stock and Warrants with net proceeds to the Company (after deducting underwriting discounts and other expenses of the offering payable by the Company) of approximately $5,100,000. The Company repaid approximately $1,400,000 of notes payable and accrued interest payable from the net offering proceeds. As of November 15, 1996, all of the proceeds from the Company's initial public offering had been expended. The Company will need to raise additional capital in order to pay outstanding indebtedness when due, and to sustain its operations and growth. The Company is actively pursuing additional capital. The
Company   has  no  arrangements  or  commitments   for   any
additional capital, and there can be no assurance that the Company will be able to raise additional capital on acceptable terms, if at all. The failure by the Company to raise additional capital will have a material adverse effect on its financial position and results of operations.

       In   addition   to  the  repayment  of  approximately
$1,400,000 of indebtedness, proceeds of approximately $1,200,000 from the Company's initial public offering were used for facilities build-out, the purchase and installation of machinery and equipment and working capital for the
LaCrosse System. Approximately $400,000 was used for the initial 20% down-payment for the newly acquired Wisconsin licenses and the 10% payment on the North Carolina license which was forfeited. Proceeds of $1,000,000 were used as part of the purchase price in the Costa Rica Acquisition and approximately $1,100,000 has been used for facilities build-out, the purchase and installation of machinery and equipment, and working capital for the Costa Rica System.

      Comparing the actual use of proceeds to the estimated use of proceeds as reflected in the Company's Prospectus
dated   May   3,   1995,  the  Company  spent  approximately
$2,500,000 for new system development in connection with the newly acquired domestic licenses and the acquisition and development of the Costa Rica System. The Company used all
of   the   estimated  $700,000  allocated  for  "new  system
development" plus the net proceeds from the exercise of  the
underwriter's   over-allotment   option   of   approximately
$700,000   to   fund  these  expenditures.   An   additional
$1,100,000 was shifted from estimated capital expenditures, personnel and installation expenses and working capital anticipated to be used for the LaCrosse System for the above-
stated  purposes.   Approximately $1,200,000  was  used  for
facilities build-out, the purchase and installation of machinery and equipment and working capital for the LaCrosse System, as compared to the $2,369,500 estimated to be used for such purposes. Subscriber growth in the LaCrosse System and related expenditures have been slower than anticipated allowing the Company to use funds allocated for the LaCrosse System to pursue new markets.

      At December 31, 1996, the Company had property, transmission equipment, and receiving equipment valued at a cost of $1,365,235 net of accumulated depreciation, as compared to $716,658 at December 31, 1995. Also at December 31, 1996, the Company had channel license rights valued at costs of $5,458,444 net of accumulated amortization of $102,410 compared to $362,329 and $9,164, respectively, as of December 31, 1995. This increase in property reflects the equipment purchased for the Costa Rica System and the attending costs of subscriber growth in the LaCrosse System. The Company has spent approximately $624,000 to completely replace the transmission (or "head-end") equipment for the Costa Rica System and for subscriber reception equipment, including antennas. The Costa Rica System is now fully addressable, which allows for termination of subscriber services from the Company's offices. The system upgrade also included the installation of six 1000 watt transmitters and a new directional antenna. This equipment enables the Company to deliver a clearer signal over longer distances. With the six transmitters, the Company is currently broadcasting cable programming over six channels. Subscribers in the Costa Rica System also receive 22 off-air (VHF/UHF) stations utilizing a Company-provided antenna.

      Cash decreased from $1,767,285 at December 31,1995, to $26,618 at December 31, 1996. During the year ended December 31, 1996, the Company used cash primarily to fund operating losses, purchase transmission equipment and for costs accompanying its acquisition and development of the Costa Rica System.

      During the next twelve months, the Company intends to continue its efforts to expand the subscriber base in the
LaCrosse System. In the Costa Rica System, the Company believes that it has developed the infrastructure to expand the subscriber base to 7,500 within the next twelve months.

      Although incremental equipment and labor installation costs per subscriber are incurred after a subscriber signs up for the Company's wireless cable service, such costs are incurred by the Company before it receives fees from the subscribers and are only partially offset by installation charges. To sustain subscriber growth beyond its initial base in the LaCrosse and Costa Rica Systems, the Company will need to generate enough operating revenues to enable it to continue to invest in subscriber reception equipment and installation or raise additional debt or equity capital. In addition, to develop and launch additional wireless cable systems in areas where the Company holds additional licenses or to acquire existing wireless cable operations, the Company will need to raise additional capital. There can be no assurance that operating revenues will be sufficient to sustain subscriber growth or that additional financing, if required, will be available on terms acceptable to the Company, if at all.

      Profitability  will  be determined  by  the  Company's
ability   to   maximize  revenue  from   subscribers   while
maintaining variable expenses. Significant increases in revenues will generally come from subscriber growth.

Item 7.  Financial Statements

       Financial statements prepared in accordance with Regulation S-B are attached as exhibits to this Report and incorporated herein by reference.

Item  8.   Changes in and Disagreements with Accountants  on
Accounting and
              Financial Disclosure

       On October 6, 1995, the Company dismissed its independent accountant, Lovelace, Roby & Company, P.A. The principal accountant's report on the Financial Statements of the Company for the year ended December 31, 1994, and period May 7, 1993 (date of inception), through December 31, 1993, prior to dismissal did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two years preceding the dismissal of this accountant, there was no disagreement with the former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The Company engaged BDO Seidman, LLP, 201 S. Orange Avenue, Suite 950, Orlando, Florida 32801 as its new principal accountant to audit its financial statements, effective October 6, 1995. The decision to change accountants was recommended and approved by the Company's Board of Directors.

                          PART III

Item  9.   Directors,  Executive  Officers,  Promoters   and
Control  Persons;  Compliance  with  Section  16(a)  of  the
Exchange Act

Directors and Executive Officers

     The following table lists certain information about the directors and executive officers of the Company:

Name                Age                  Position

Fernand L. Duquette 50                   President       and
                                         Director

Dennis J. Devlin    47                   Vice President  and
                                         Director

J. Richard Crowley  41                   Director

Richard L. Vega     36                   Director

      Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the Board of Directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the Board of Directors.

     Fernand L. Duquette:  President and Director

      Mr. Duquette is a founder and has served as President and a director of the Company from May 1993 to the present. From January 1991 through May 1993, Mr. Duquette was self employed as a consultant in the telecommunications field. From December 1981 through January 1991, Mr. Duquette was the president and principal shareholder of Citrus Oaks Investments, Inc., D & A Group, Inc., and D & M Investments, Ltd., which were entities involved in residential and commercial real estate development in Florida. From 1978 to 1981, Mr. Duquette was project manager for Prince Michal ben Saoud and the Saudi Catering Company for the design and construction of major dry storage buildings and water and sewage treatment plants in Saudi Arabia and Egypt. From 1970 to 1978, Mr. Duquette was a representative for Banker's Life and Casualty (John D. McArthur, Chairman) responsible for coordination of a nationwide management company of consulting engineers, architects and planners for commercial and residential land planning, development and construction. Mr. Duquette has a Bachelor of Science degree in Civil Engineering from the Ecole Politechnique of the University of Montreal.

     Dennis J. Devlin:  Vice President and Director

      Mr. Devlin is a founder and has served as director and Vice President of the Company since May 1993. Mr. Devlin is the founder and has served as president of Dennis' Mobile Home Service and Supply, Inc., Wayne, Michigan since 1979. Mobil Home Services is engaged in the construction of additions, roof systems and specialized products for mobile home owners, including remodeling, insurance services, parts supply, and repair. Mr. Devlin received a Bachelor of Art Education degree in 1971 from Eastern Michigan University.

     Richard L. Vega:  Director

      Mr. Vega has served as a director of the Company since May 1996. Mr. Vega has been involved in the telecommunications, engineering, and consulting industry for over ten (10) years. Since October 1994, he has been president of the Richard L. Vega Group, Orlando, Florida, a consulting engineering firm to wireless cable and television businesses. From 1984 to 1994, he was president and founder of Phone One Communications, Inc., Orlando, Florida, a similar consulting firm.

     J. Richard Crowley:  Director

      Mr. Crowley has served as a director of the Company since May 1996. Mr. Crowley has served as chief operating officer and chief financial officer of Clinical Diagnostic Systems, Inc., Orlando, Florida, a medical diagnostic testing company, since 1991. From 1984 to 1991, he was president and chief financial officer of Control Laser Corporation, Orlando, Florida, a manufacturer of industrial lasers. Mr. Crowley received a Bachelor of Science degree in accounting from Auburn University.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and affiliates to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock with the Securities and Exchange Commission. These executive officers, directors, and affiliates are required to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's review of Securities and Exchange Commission Forms 3, 4, and 5 submitted to the Company and written representations from these officers, directors, and affiliates that no other reports were required, the Company reports that the following forms were filed late or not at all for the 1996 fiscal year:

      Form 4 for Fernand L. Duquette for 5,000 shares of common stock granted August 2, 1996, has not been filed.

      Form 4 for Dennis J. Devlin for 5,000 shares of common stock granted December 3, 1996, has not been filed.

      Form 4 for J. Richard Crowley for 5,000 shares of common stock granted August 2, 1996, was filed September 30, 1996.

      Form 4 for Richard L. Vega for 5,000 shares of common stock granted August 2, 1996, was filed September 16, 1996.

Item 10.  Executive Compensation

     Director's Remuneration

       Commencing June 1996, each non-employee Director received a fee of $500 for each board and committee meeting attended. Each Director received at the annual meeting of the Directors a non-discretionary grant of a stock option for 5,000 shares of common stock.

     Executive Compensation

                 Summary Compensation Table

      The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, the Company's President with respect to services rendered in 1994, 1995 and 1996. No other executive officer of the Company received compensation in excess of $100,000 during the Company's last completed fiscal year.

     Name  and Principal Annual Compensation
     Position
                                                  Value
                                                  of
                         Year  Salary    Bonus    Securit
                                                  ies
                                                  Underly
                                                  ing

                                                  Options
                                                  (1)

     Fernand          L. 1996  $120,000    -0-      $-0-
     Duquette,
     President
                         1995  $92,000     -0-      $-0-

                         1994  $84,500     -0-      -0-

     Option Grants

      The following table sets forth for each of the named executive officers of the Company information with respect to options granted during 1996.

                    OPTION GRANTS IN 1996

                  Number
                    of     % of Total
                 Securiti   Options
                    es      Granted    Exercise
      Name and   Underlyi  Employees      or     Expirati
     Principal      ng         in        Base       on
      Position   Options     Fiscal     Price      Date
                 Granted      Year     ($ Sh.)
                 (# Sh.)
     Fernand     5,000(1)     8.77       8.25     8/2/2001
     L.
     Duquette
     Fernand     25,000(1    43.86       5.85     12/3/200
     L.                 )                                1
     Duquette

(1) Options granted as incentive stock options under the Company's 1995 Stock Option Plan at 110% of the fair market value of the Company's Common Stock on the date of grant.

     Options Exercised

      The following table sets forth for each of the named executive officers of the Company information with respect to option exercises during 1996, and the status of their options on December 31, 1996, as to (i) the number of shares of common stock underlying options exercised during 1996,
(ii) the aggregate dollar value realized upon the exercise of such options, and (iii) the total number of unexercised in-the-money options at December 31, 1996.

             AGGREGATED OPTION EXERCISES IN 1996
           AND OPTION VALUES ON DECEMBER 31, 1996

                                                Value of
                         Number of              Unexercised
                         Unexercised            In-the-Money
                         Options/SARs at        Options at
                         12/31/96 (#Sh)(1)      12/31/96 ($)(2)
         Shares
        Acquire   Value
           d     Realiz
Name       on      ed    Exercis   Unexercis            Unexercis
        Exercis    ($)   able      able       Exercisa  able
           e                                  ble
        (# Sh.)

Fernand 0        0       37,000    0              0     0
L.
Duquett
e

(1)  Exercisable options are those exercisable  on  December
31, 1996. Unexercisable options are those not exercisable on December 31, 1996.

(2) Value of exercisable and unexercisable in-the-money options represents the excess of the fair market value of the stock underlying the options at December 31, 1996, over the exercise price assuming the options were exercised at that time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding beneficial ownership of the Company's Common Stock by all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock,
each                                                director
and executive officer, and all executive officers and directors of the Company as a group, as of March 31, 1997:

         Name and Address of      Amount and   Percent of
             Beneficial             Nature     Outstandin
      Owner or Identity of Group      of            g
                                  Beneficial    Shares(2)
                                 Ownership(1)

     Fernand L. Duquette         313,000(3)(4    13.82%
     501 Grandview Ave.                )
     Suite 201
     Daytona Beach, Florida
     32118

     Dennis J. Devlin            297,000(3)(4    13.11%
     35451 Elm Street                  )
     Wayne, MI 48184

     Melvin Rosen                   121,212       5.35%
     930 N.E. 176th Street
     N. Miami Beach, Florida
     33162

     Richard L. Vega               5,000(4)       .22%
     1245 W. Fairbanks Ave.
     Suite 380
     Winter Park, Florida 32789

     J. Richard Crowley            5,000(4)       .22%
     2600 Maitland Center Pkwy.
     Suite 100
     Maitland, Florida 32751

     All officers and directors  600,000(3)(4
     as a                              )       26.49%
     group (4 persons)

(1) Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names.

(2)     Based   on   2,196,212   shares  of   Common   Stock
 outstanding on March 31, 1997.

(3)    Includes  10,000  shares  and  warrants  to  purchase
 10,000  shares held jointly by Messrs. Duquette and Devlin.
 Messrs. Duquette and Devlin have agreed not to offer or sell any shares of Common Stock until May 3, 1997.

(4) Includes currently exercisable stock options or warrants, or both, to purchase 41,000, 20,000, 3,000 and 5,000 shares held by Messrs. Duquette, Devlin, Vega and
 Crowley, respectively.

Item 12.  Certain Relationships and Related Transactions

      Upon its incorporation on May 7, 1993, the Company issued 250,000 shares of its Common Stock to each of Messrs. Duquette and Devlin, officers and directors of the Company, for total consideration of $124,276. During the nine-month period ended September 30, 1994, Mr. Devlin made net cash capital contributions to the Company of approximately $46,550 which were used for working capital.

      Mr. Duquette and Mr. Devlin each had a minority interest of less than 1% in the Grand Alliance LaCrosse (F) Partnership, which sold certain station licenses for the LaCrosse System to the Company. Mr. Duquette and Mr. Devlin received less than 1% of the fees paid by the Company to Grand Alliance LaCrosse (F) Partnership.

      In August 1994, Messrs. Duquette and Devlin jointly purchased a unit of the Company's securities, for a purchase price of $50,000, as part of a private placement by the Company of 22.5 units to 29 accredited investors. The units consisted of secured promissory notes in the principal amount of $50,000, 10,000 shares of Common Stock, and a warrant to purchase 10,000 shares of the Company's Common Stock.

      During  August 1994, the Company advanced  $50,000  to
Messrs. Duquette and Devlin. The loan was payable on demand, without interest. Proceeds of the loan were used by Messrs. Duquette and Devlin for personal expenses. The loan was repaid in full in November 1994.

     In February 1996, the Company, through its Costa Rica subsidiaries, acquired two companies that together hold certain rights to eighteen frequency licenses for broadcasting wireless cable services in Costa Rica. In the first acquisition, the Company, through Fepeca de Tournon, S.A., a new, wholly-owned Costa Rica subsidiary corporation of the Company ("Fepeca de Tournon, S.A."), acquired from Melvin Rosen all of the outstanding shares of common stock of Televisora Canal Diecinueve, S.A., a Costa Rica corporation ("Canal 19") for a total purchase price of $3,000,000, $1,000,000 of which was paid to Mr. Rosen at the closing, with the balance to be paid on February 23, 1997, with interest thereon at the rate of 3.6% per annum payable monthly. The payment of this deferred amount is secured by all of the acquired shares of stock of Canal 19 and of Grupo Masteri, S.A. (see below).

      In the second acquisition, the Company, through Fepeca de Tournon, S.A., acquired from Mr. Rosen all of the outstanding shares of common stock of Grupo Masteri, S.A., a Costa Rica corporation ("Grupo"), for a total purchase price of $1,000,000 paid at the closing by delivery to Mr. Rosen of 121,212 restricted shares of the Company's common stock, which represented approximately 6% of the Company's outstanding capital stock at the time of the acquisition. Such shares are subject to certain registration rights. See "Management's Discussion and Analysis-Liquidity and Capital Resources," and "Business-Acquisitions."

      On December 23, 1996, the Company engaged Kent T. Allen, Carl Caserta, Richard J. Fixaris and Charles S. Arnold (the "Consultants") to provide financial and public relations services to the Company for a period of twelve months. The Company has issued a total of 200,000 shares of its common stock to the Consultants as compensation for the services to be provided by the Consultants pursuant to the Consulting Agreements between the Consultants and the Company (the "Consulting Agreements"). The Consultants have each agreed to pay for all of the costs and expenses incurred by the Consultants in connection with rendering financial and public relations services to the Company pursuant to the Consulting Agreements. The Company has filed a registration statement on Form S-8 covering the shares of common stock issued to the Consultants. The Consultants have disclaimed any affiliation with one another.

      On February 24, 1997, Mr. Duquette and Mr. Devlin each loaned to the Company the sum of $25,000 ($50,000 in the aggregate) for use by the Company in paying a required deposit to Mr. Rosen (see "Business - General Development of Business - Rosen Debt"). These loans are represented by accounts payable from the Company with interest at the prime rate. No repayment terms have yet been determined by the lenders and the Company.

     As the requisite conditions of competitive, free-market dealings may not exist, the foregoing transactions cannot be presumed to have been carried out on an arms- length basis, nor upon terms no less favorable than had unaffiliated parties been involved.

      Except as set forth herein, there are currently no other proposed transactions between the Company, its officers, directors, shareholders, and affiliates. Although future transactions between the Company and such parties are possible, including a transaction relating to a business opportunity, the Board of Directors of the Company has adopted a policy regarding transactions between the Company and any officer, director or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of the Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to the Company as could be obtained from unaffiliated independent third parties.

Item 13.  Exhibits and Reports on Form 8-K

      Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

      Reports  on Form 8-K.  The Company filed the following
Current Reports on Form 8-K during the fourth quarter of 1996 and prior to the date of this Report:

      1. Current Report on Form 8-K dated November 25, 1996, as amended by the Current Report on Form 8-KA dated December 23, 1996 and filed on December 23, 1996. On
November 25, 1996, the Company entered into a consulting agreement with Cored Capital Corporation, which agreement was rescinded by the mutual agreement of the parties on December 23, 1996.

      2. Current Report on Form 8-K dated November 25, 1996, as amended by the Current Report on Form 8-KA dated December 23, 1996 and filed on December 23, 1996. On
November 25, 1996, the Company entered into a consulting agreement with Ocean Marketing Corporation, which agreement was rescinded by the mutual agreement of the parties on December 23, 1996.

      3. Current Report on Form 8-K dated November 26, 1996. The Company reported under Item 5 that on November 26, 1996, the Company accepted a subscription from Investor Resource Services, Inc. for purchase of 250 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock") at a price of $1,000 per share for a total purchase price of $250,000.

      4. Current Report on Form 8-K dated November 26, 1996. The Company reported under Item 5 that on November 26, 1996, the Company accepted a subscription from Amber Capital Corporation for purchase of 250 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock") at a price of $1,000 per share for a total purchase price of $250,000.

      5. Current Report on Form 8-K dated December 23, 1996. The Company reported under Item 5 that on December 23, 1996, the Company entered into a Consulting Agreement with Charles S. Arnold whereby the Company engaged Mr. Arnold to provide certain financial and public relations services.

      6. Current Report on Form 8-K dated December 23, 1996. The Company reported under Item 5 that on December 23, 1996, the Company entered into a Consulting Agreement with Carl Caserta whereby the Company engaged Mr. Caserta to provide certain financial and public relations services.

      7. Current Report on Form 8-K dated December 23, 1996. The Company reported under Item 5 that on December 23, 1996, the Company entered into a Consulting Agreement with Kent T. Allen whereby the Company engaged Mr. Allen to provide certain financial and public relations services.

      8. Current Report on Form 8-K dated December 23, 1996. The Company reported under Item 5 that on December 23, 1996, the Company entered into a Consulting Agreement with Richard J. Fixaris whereby the Company engaged Mr. Fixaris to provide certain financial and public relations services.

      9. Amendment No. 3 to Current Report on Form 8-K/A dated February 12, 1997, as further amended by Amendment No. 4 to Current Report on Form 8-K/A dated February 27, 1997. These Amendments amend the Current Report on Form 8-K dated February 12, 1996, as amended by Amendment to Current Report on Form 8-K/A dated February 23, 1996, as further amended by Amendment No. 2 to Current Report on Form 8-K/A dated May 20, 1996, reporting under Item 2 acquisitions of stock and/or assets in certain Costa Rican companies. On February 12, 1997, the Company and Melvin Rosen ("'Seller") entered in an agreement providing for the restructuring of the promissory note (the "Note") dated February 23, 1996, in the original principal amount of $2,000,000, given by the Company to Seller in connection with the acquisition of Televisora Canal Diecinueve, S.A. The agreement was amended and restated by the parties on February 21, 1997.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                              TEL-COM WIRELESS CABLE
                              TV CORPORATION

Dated:   April  29,  1997             By:   /s/  Fernand  L.
Duquette
                                     Fernand   L.  Duquette,
President

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Fernand L. Duquette                              April
29, 1997
Fernand L. Duquette, President and
Director


  /s/ Dennis J. Devlin                                 April
29, 1997
Dennis J. Devlin, Vice President and
Director


/s/  J. Richard Crowley                            April 29,
1997
J. Richard Crowley, Director


/s/  Richard L. Vega                               April 29,
1997
Richard L. Vega, Director



                      INDEX TO EXHIBITS

Exhibit Plans of Acquisition:
2

        2.1 Agreement  for Purchase and Sale of  Stock
             dated February 7, 1996, by and among Tel-
             Com   Wireless   Cable  TV   Corporation,
             Televisora  Canal Diecinueve,  S.A.,  and
             Melvin Rosen was filed as Exhibit 2.1 to the Current Report on Form 8-K dated
             February 12, 1996, and is incorporated herein by reference.

        2.2 Amended   and   Restated   Agreement   for
             Purchase and Sale of Stock dated February
             22, 1996, among Tel-Com Wireless Cable TV
             Corporation, Televisora Canal Diecinueve,
             S.A.,  and  Melvin Rosen,  was  filed  as
             Exhibit 2.1 to the Current Report on Form
             8-K/A dated February 22, 1996, and is incorporated herein by reference.

        2.3 Agreement for Purchase and Sale of Stock dated February 7, 1996, by and among Tel-
             Com  Wireless Cable TV Corporation, Grupo
             Masteri, S.A., and Melvin Rosen was filed as Exhibit 2.2 to the Current Report on Form 8-K dated February 12, 1996, and is incorporated herein by reference.

        2.4 Amended   and   Restated   Agreement   for
             Purchase and Sale of Stock dated February
             22, 1996, among Tel-Com Wireless Cable TV
             Corporation,  Grupo  Masteri,  S.A.,  and
             Melvin Rosen, was filed as Exhibit 2.2 to the Current Report on Form 8-K/A dated
             February 22, 1996, and is incorporated herein by reference.

        2.5     Letter  Agreement dated  February  12,
             1997,  between  the  Company  and  Melvin
             Rosen  was  filed  as Exhibit  2  to  the
             Current   Report  on  Form  8-K/A   dated
             February 14, 1997, and is incorporated herein by reference.

        2.6         Amended   and   Restated    Letter
             Agreement dated February 21, 1997 between the Company and Melvin Rosen was filed as
             Exhibit  2 to the Current Report on  Form
             8-K/A dated February 27, 1997, and is incorporated herein by reference.

Exhibit 3.1     The  Articles  of  Incorporation,   as
3            amended     to     date,     and      the
             bylaws of the Company were attached as an Exhibit to the Registration Statement on Form SB, filed on May 3, 1995, are incorporated herein by reference.

        3.2       Amendments   to  the   Articles   of
             Incorporation   authorizing   Series    A
             Preferred Stock were filed as Exhibit 4.1 to the Current Report on Form 8-K dated
             November 26, 1996, and are incorporated herein by reference.

Exhibit Instruments  defining the rights  of  security
4 holders are set forth in the Articles of Incorporation, as amended, as described in
        Exhibit 3.


Exhibit Material Contracts:                             Pag
10                                                       e
        10.3Stock Option Agreement (Duquette)

        10.4    Stock Option Agreement (Devlin)

        10.5Stock Option Agreement (Crowley)

        10.6Stock Option Agreement (Vega)

        10.7Stock Option Agreement (Duquette)

        10.8Stock Option Agreement (Devlin)

Exhibit A  list  of the Subsidiaries of the Registrant
21 was filed as Exhibit 21 to the Annual Report on Form 10-KSB dated March 29, 1996, and is incorporated herein by reference.

Financi                                                 F-1
al
Stateme
nts

Exhibit 99.1Subscription Agreement dated November  25,
99           1996,   between  the  Company  and  Amber
             Capital  Corporation was filed as Exhibit
             99  to  the  Current Report on  Form  8-K
             dated   November   26,   1996,   and   is
             incorporated herein  by reference.

        99.2Subscription Agreement dated November  25,
             1996,  between the Company  and  Investor
             Resource  Services,  Inc.  was  filed  as
             Exhibit 99 to the Current Report on  Form
             8-K dated November 26, 1996, and is incorporated herein by reference.

        99.3Consulting  Agreement dated  December  23,
             1996,  between the Company  and  Kent  T.
             Allen  was  filed as Exhibit  99  to  the
             Current Report on Form 8-K dated December
             23, 1996, and is incorporated herein   by
             reference.

        99.4Consulting  Agreement dated  December  23,
             1996, between the Company and Charles  S.
             Arnold  was filed as Exhibit  99  to  the
             Current Report on Form 8-K dated December
             23, 1996, and is incorporated herein   by
             reference.

        99.5Consulting  Agreement dated  December  23,
             1996,   between  the  Company  and   Carl
             Caserta  was filed as Exhibit 99  to  the
             Current Report on Form 8-K dated December
             23, 1996, and is incorporated herein   by
             reference.

        99.6Consulting  Agreement dated  December  23,
             1996, between the Company and Richard  J.
             Fixaris  was filed as Exhibit 99  to  the
             Current Report on Form 8-K dated December
             23, 1996, and is incorporated herein   by
             reference.



            TEL-COM WIRELESS CABLE TV CORPORATION

                     STOCK OPTION GRANT


Optionee:                     Dennis J. Devlin

Address:                      34131 Michigan Avenue
                              Wayne, MI  48184

Total Shares Subject to Option:         5,000

Exercise Price per Share:               $5.85

Date of Grant:                     December 3, 1996

Expiration Date:                   December 3, 2001

Type of Option:                    [ X ] Incentive Stock
Option
                              [   ] Nonqualified Stock
Option


     1. Grant of Option. Tel-Com Wireless Cable TV Corporation, a Florida corporation (the "Company"), hereby grants to the optionee named above ("Optionee") an option (this "Option") to purchase the total number of shares of common stock of the Company set forth above (the "Shares") at the exercise price per share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Stock Option Grant (this "Grant") and the Company's 1995 Stock Option Plan, as amended to the date hereof (the "Plan"). If designated as an Incentive Stock Option above, this Option is intended to qualify as an "incentive stock option" ("ISO") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Revenue Code"). Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Plan.

     2. Exercise Period of Option. Subject to the terms and conditions of the Plan and this Grant, from and after the Date of Grant, this Option shall be exercisable as to all or any part of the Shares; provided that Optionee shall in no event be entitled under this Option to purchase a number of shares of the Company's common stock greater than the "Total Shares Subject to Option" indicated above.

     3. Restriction on Exercise. This Option may not be exercised unless such exercise is in compliance with the Securities Act of 1933, as amended (the "Securities Act") and all applicable state securities laws as they are in effect on the date of exercise, and the requirements of any stock exchange or national market system on which the Company's common stock may be listed at the time of exercise. Optionee understands that the Company is under no obligation to register, qualify or list the Shares with the Securities and Exchange Commission ("SEC"), any state securities commission or any stock exchange to effect such compliance.

     4. Exercise Prior to Expiration of Option. Except as provided below in this Section, this Option shall terminate and may not be exercised if Optionee ceases to be in Continuous Employment with the Company or any Parent or Subsidiary of the Company. Optionee shall be considered to be employed by the Company if Optionee is an officer, director or full-time employee of the Company or any Parent or Subsidiary of the Company or if the Committee determines that Optionee is rendering substantial services as a part-time employee, consultant, contractor or adviser to the Company or any Parent or Subsidiary of the Company. The Committee shall have discretion to determine whether Optionee has ceased Continuous Employment with the Company or any Parent or Subsidiary of the Company and the effective date on which such employment terminated (the "Termination Date").

          4.1 Termination Generally. This Option shall be exercisable on or prior to the Expiration Date only as long as the Optionee is in "Continuous Employment" with the Company or is continually on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof. Notwithstanding the preceding sentence, on or prior to the Expiration Date, an Option which is otherwise exercisable in accordance with its provisions shall be exercisable;

               (i)  for a period ending ninety (90) days
after Optionee's Termination Date, unless the Optionee was terminated for Cause by the Company, in which case the Option terminates on the Termination Date; or

               (ii) for a period ending ninety (90) days after the removal or resignation of the Optionee from the Board of Directors, which such Optionee has served; or

               (iii)     by the estate of the Optionee,
within one (1) year after the date of the Optionee's death, if the Optionee should die while in the Continuous
Employment of the Company or while serving on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof; or

               (iv) within one (1) year after Optionee's
Termination Date, if the Optionee becomes disabled during Continuous Employment with the Company and such disability is the cause of termination.

     For purposes of this Grant, the term "Continuous Employment" shall mean the absence of any interruption or termination of employment (or termination of a consulting contract) with the Company or any Parent or Subsidiary which now exists or hereafter is organized or acquired by the Company. Continuous Employment with the Company shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Company or in the case of transfers between locations of the Company or between any Parent or Subsidiary, or successor thereof. The term "Cause" as used in this Section 4 shall mean: (i) commission of a felony or a charge of theft, dishonesty, fraud or embezzlement; (ii) failure to adhere to Company's reasonable directives and policies, willful disobedience or insubordination; (iii) disclosing to a competitor or other unauthorized person, proprietary information, confidences or trade secrets of the Company or any Parent or Subsidiary; (iv) recruitment of Company or any Parent or Subsidiary personnel on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof; or (v) solicitation of business on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof.

          4.2 No Right of Employment. Nothing in the Plan or this Grant shall confer on Optionee any right to continue in the employ of, or other relationship with, the Company or any Parent or Subsidiary of the Company or limit in any way the right of the Company or any Parent or Subsidiary of the Company to terminate Optionee's employment or other relationship at any time, with or without cause.

     5.   Manner of Exercise.

          5.1 Exercise Agreement. This Option shall be exercisable by delivery to the Company of an executed written Stock Option Exercise Agreement in the form attached hereto as Exhibit A, or in such other form as may be approved by the Company, which shall set forth Optionee's election to exercise some or all of this Option, the number of Shares being purchased, any restrictions imposed on the Shares and such other representations and agreement as may be required by the Company to comply with applicable securities laws.

          5.2 Exercise Price. The Stock Option Exercise Agreement shall be accompanied by full payment of the Exercise Price for the Shares being purchased. The exercise of this Option shall be contingent upon prior or simultaneous receipt by the Company of cash or a certified bank check to its order, shares of the Company's common stock, or any combination of the foregoing in an amount equal to the full Exercise Price of the Shares being purchased. For purposes of this Section 5, shares of the Company's common stock that are delivered in payment of the Exercise Price shall be valued at their fair market value, as determined under the provisions of the Plan. In the alternative, the Board of Directors may, but is not required to, accept a promissory note, secured or unsecured, in the amount of the Exercise Price made by the Optionee on terms and conditions satisfactory to the Board of Directors.

          5.3 Withholding Taxes. Prior to the issuance of the Shares upon exercise of this Option, Optionee must pay or make adequate provision for any applicable federal or state withholding obligations of the Company.

          5.4  Issuance of Shares.  Provided that such
notice and payment are in form and substance satisfactory to counsel for the Company, the Company shall cause the Shares to be issued in the name of Optionee or Optionee's legal representative.

     6. Notice of Disqualifying Disposition of ISO Shares. If the Option granted to Optionee herein is an ISO, and if Optionee sells or otherwise disposes of any of the Shares acquired pursuant to the ISO within (a) the date two years after the Date of Grant, or (b) the date one year after exercise of the ISO with respect to the Shares to be sold or disposed, Optionee shall immediately notify the Company in writing of such disposition. Optionee acknowledges and agrees that Optionee may be subject to income tax withholding by the Company on the compensation income recognized by Optionee from any such early disposition by payment in cash (or in Shares, to the extent permissible under Section 5.2) or out of the current wages or other earnings payable to Optionee.

     7. Nontransferability of Option. Except as otherwise provided in Section 4 hereof, an Option granted to an Optionee may be exercised only during such Optionee's lifetime by such Optionee. An Option may not be sold, exchanged, assigned, pledged, encumbered, hypothecated or otherwise transferred except by will or by the laws of descent and distribution. No Option or any right thereunder shall be subject to execution, attachment or similar process by any creditors of the Optionee. Upon any attempted assignment, transfer, pledge, hypothecation or other encumbrance of any Option contrary to the provisions hereof, such Option and all rights thereunder shall immediately terminate and shall be null and void with respect to the transferee or assignee.

     8. Tax Consequences. Set forth below is a brief summary as of the date this form of Grant was adopted of some of the federal tax consequences of exercise of this Option and disposition of the Shares. THIS SUMMARY IS
NECESSARILY INCOMPLETE AND THE TAX LAWS AND REGULATIONS ARE
SUBJECT TO CHANGE.  OPTIONEE SHOULD CONSULT A TAX ADVISER
BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

          8.1 Exercise of ISO. If this Option qualifies as an ISO, there will be no regular federal income tax liability upon the exercise of the Option, although the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal income tax purposes and may subject Optionee to an alternative minimum tax liability in the year of exercise.

          8.2 Exercise of Nonqualified Stock Option. If this Option does not qualify as an ISO, there may be a regular federal income tax liability upon the exercise of the Option. Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Optionee's compensation or collect from Optionee and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

          8.3 Disposition of Shares. In the case of a Nonqualified Stock Option, if Shares are held for more than one year before disposition, any gain on disposition of the Shares will be treated as long-term capital gain for federal
income tax purposes.   In the case of an ISO, if Shares are
held for more than one year after the date of exercise and more than two years after the Date of Grant, any gain on disposition on the Shares will be treated as long-term capital gain for federal income tax purposes. If Shares acquired pursuant to an ISO are disposed of within such one year or two year periods (a "disqualifying disposition"), gain on such disqualifying disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price (the "Spread"), or, of less, the difference between the amount realized on the sale of such Shares and the Exercise Price. Any gain in excess of the Spread shall be treated as capital gain.

     9. Interpretation. Any dispute regarding the interpretation of this Grant shall be submitted by Optionee or the Company to the Company's Board of Directors or the Committee thereof that administers the Plan, which shall review such dispute at its next regular meeting. The resolution of such a dispute by the Board or Committee shall be final and binding on the Company and on Optionee.

     10.  Entire Agreement.  The Plan and the Stock Option
Exercise Agreement attached as Exhibit A are incorporated herein by this reference. This Grant, the Plan and the Stock Option Exercise Agreement constitute the entire agreement of the parties hereto and supersede all prior undertakings and agreements with respect to the subject matter hereof.

                              TEL-COM WIRELESS CABLE TV
CORPORATION




By:______________________________________
                              Fernand L. Duquette, President




ACCEPTANCE

     Optionee hereby acknowledges receipt of a copy of the Plan, represents that Optionee has read and understands the terms and provisions thereof, and accepts this Option subject to all the terms and conditions of the Plan and this Stock Option Grant. Optionee acknowledges that there may be adverse tax consequences upon exercise of this Option or disposition of the Shares and that Optionee should consult a tax adviser prior to such exercise or disposition.




________________________________________
                         Dennis J. Devlin


clients/tcc/stock/12/3/96DEV Opt Grant
            TEL-COM WIRELESS CABLE TV CORPORATION

                     STOCK OPTION GRANT


Optionee:                     Fernand L. Duquette

Address:                      3855 South Atlantic Avenue
                              Daytona Beach, FL  32127

Total Shares Subject to Option:         25,000

Exercise Price per Share:               $5.85

Date of Grant:                     December 3, 1996

Expiration Date:                   December 3, 2001

Type of Option:                    [ X ] Incentive Stock
Option
                              [   ] Nonqualified Stock
Option


     1. Grant of Option. Tel-Com Wireless Cable TV Corporation, a Florida corporation (the "Company"), hereby grants to the optionee named above ("Optionee") an option (this "Option") to purchase the total number of shares of common stock of the Company set forth above (the "Shares") at the exercise price per share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Stock Option Grant (this "Grant") and the Company's 1995 Stock Option Plan, as amended to the date hereof (the "Plan"). If designated as an Incentive Stock Option above, this Option is intended to qualify as an "incentive stock option" ("ISO") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Revenue Code"). Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Plan.

     2. Exercise Period of Option. Subject to the terms and conditions of the Plan and this Grant, from and after the Date of Grant, this Option shall be exercisable as to all or any part of the Shares; provided that Optionee shall in no event be entitled under this Option to purchase a number of shares of the Company's common stock greater than the "Total Shares Subject to Option" indicated above.

     3. Restriction on Exercise. This Option may not be exercised unless such exercise is in compliance with the Securities Act of 1933, as amended (the "Securities Act") and all applicable state securities laws as they are in effect on the date of exercise, and the requirements of any stock exchange or national market system on which the Company's common stock may be listed at the time of exercise. Optionee understands that the Company is under no obligation to register, qualify or list the Shares with the Securities and Exchange Commission ("SEC"), any state securities commission or any stock exchange to effect such compliance.

     4. Exercise Prior to Expiration of Option. Except as provided below in this Section, this Option shall terminate and may not be exercised if Optionee ceases to be in Continuous Employment with the Company or any Parent or Subsidiary of the Company. Optionee shall be considered to be employed by the Company if Optionee is an officer, director or full-time employee of the Company or any Parent or Subsidiary of the Company or if the Committee determines that Optionee is rendering substantial services as a part-time employee, consultant, contractor or adviser to the Company or any Parent or Subsidiary of the Company. The Committee shall have discretion to determine whether Optionee has ceased Continuous Employment with the Company or any Parent or Subsidiary of the Company and the effective date on which such employment terminated (the "Termination Date").

          4.1 Termination Generally. This Option shall be exercisable on or prior to the Expiration Date only as long as the Optionee is in "Continuous Employment" with the Company or is continually on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof. Notwithstanding the preceding sentence, on or prior to the Expiration Date, an Option which is otherwise exercisable in accordance with its provisions shall be exercisable;

               (i)  for a period ending ninety (90) days
after Optionee's Termination Date, unless the Optionee was terminated for Cause by the Company, in which case the Option terminates on the Termination Date; or

               (ii) for a period ending ninety (90) days after the removal or resignation of the Optionee from the Board of Directors, which such Optionee has served; or

               (iii)     by the estate of the Optionee,
within one (1) year after the date of the Optionee's death, if the Optionee should die while in the Continuous
Employment of the Company or while serving on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof; or

               (iv) within one (1) year after Optionee's
Termination Date, if the Optionee becomes disabled during Continuous Employment with the Company and such disability is the cause of termination.

     For purposes of this Grant, the term "Continuous Employment" shall mean the absence of any interruption or termination of employment (or termination of a consulting contract) with the Company or any Parent or Subsidiary which now exists or hereafter is organized or acquired by the Company. Continuous Employment with the Company shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Company or in the case of transfers between locations of the Company or between any Parent or Subsidiary, or successor thereof. The term "Cause" as used in this Section 4 shall mean: (i) commission of a felony or a charge of theft, dishonesty, fraud or embezzlement; (ii) failure to adhere to Company's reasonable directives and policies, willful disobedience or insubordination; (iii) disclosing to a competitor or other unauthorized person, proprietary information, confidences or trade secrets of the Company or any Parent or Subsidiary; (iv) recruitment of Company or any Parent or Subsidiary personnel on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof; or (v) solicitation of business on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof.

          4.2 No Right of Employment. Nothing in the Plan or this Grant shall confer on Optionee any right to continue in the employ of, or other relationship with, the Company or any Parent or Subsidiary of the Company or limit in any way the right of the Company or any Parent or Subsidiary of the Company to terminate Optionee's employment or other relationship at any time, with or without cause.

     5.   Manner of Exercise.

          5.1 Exercise Agreement. This Option shall be exercisable by delivery to the Company of an executed written Stock Option Exercise Agreement in the form attached hereto as Exhibit A, or in such other form as may be approved by the Company, which shall set forth Optionee's election to exercise some or all of this Option, the number of Shares being purchased, any restrictions imposed on the Shares and such other representations and agreement as may be required by the Company to comply with applicable securities laws.

          5.2 Exercise Price. The Stock Option Exercise Agreement shall be accompanied by full payment of the Exercise Price for the Shares being purchased. The exercise of this Option shall be contingent upon prior or simultaneous receipt by the Company of cash or a certified bank check to its order, shares of the Company's common stock, or any combination of the foregoing in an amount equal to the full Exercise Price of the Shares being purchased. For purposes of this Section 5, shares of the Company's common stock that are delivered in payment of the Exercise Price shall be valued at their fair market value, as determined under the provisions of the Plan. In the alternative, the Board of Directors may, but is not required to, accept a promissory note, secured or unsecured, in the amount of the Exercise Price made by the Optionee on terms and conditions satisfactory to the Board of Directors.

          5.3 Withholding Taxes. Prior to the issuance of the Shares upon exercise of this Option, Optionee must pay or make adequate provision for any applicable federal or state withholding obligations of the Company.

          5.4  Issuance of Shares.  Provided that such
notice and payment are in form and substance satisfactory to counsel for the Company, the Company shall cause the Shares to be issued in the name of Optionee or Optionee's legal representative.

     6. Notice of Disqualifying Disposition of ISO Shares. If the Option granted to Optionee herein is an ISO, and if Optionee sells or otherwise disposes of any of the Shares acquired pursuant to the ISO within (a) the date two years after the Date of Grant, or (b) the date one year after exercise of the ISO with respect to the Shares to be sold or disposed, Optionee shall immediately notify the Company in writing of such disposition. Optionee acknowledges and agrees that Optionee may be subject to income tax withholding by the Company on the compensation income recognized by Optionee from any such early disposition by payment in cash (or in Shares, to the extent permissible under Section 5.2) or out of the current wages or other earnings payable to Optionee.

     7. Nontransferability of Option. Except as otherwise provided in Section 4 hereof, an Option granted to an Optionee may be exercised only during such Optionee's lifetime by such Optionee. An Option may not be sold, exchanged, assigned, pledged, encumbered, hypothecated or otherwise transferred except by will or by the laws of descent and distribution. No Option or any right thereunder shall be subject to execution, attachment or similar process by any creditors of the Optionee. Upon any attempted assignment, transfer, pledge, hypothecation or other encumbrance of any Option contrary to the provisions hereof, such Option and all rights thereunder shall immediately terminate and shall be null and void with respect to the transferee or assignee.

     8. Tax Consequences. Set forth below is a brief summary as of the date this form of Grant was adopted of some of the federal tax consequences of exercise of this Option and disposition of the Shares. THIS SUMMARY IS
NECESSARILY INCOMPLETE AND THE TAX LAWS AND REGULATIONS ARE
SUBJECT TO CHANGE.  OPTIONEE SHOULD CONSULT A TAX ADVISER
BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

          8.1 Exercise of ISO. If this Option qualifies as an ISO, there will be no regular federal income tax liability upon the exercise of the Option, although the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal income tax purposes and may subject Optionee to an alternative minimum tax liability in the year of exercise.

          8.2 Exercise of Nonqualified Stock Option. If this Option does not qualify as an ISO, there may be a regular federal income tax liability upon the exercise of the Option. Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Optionee's compensation or collect from Optionee and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

          8.3 Disposition of Shares. In the case of a Nonqualified Stock Option, if Shares are held for more than one year before disposition, any gain on disposition of the Shares will be treated as long-term capital gain for federal
income tax purposes.   In the case of an ISO, if Shares are
held for more than one year after the date of exercise and more than two years after the Date of Grant, any gain on disposition on the Shares will be treated as long-term capital gain for federal income tax purposes. If Shares acquired pursuant to an ISO are disposed of within such one year or two year periods (a "disqualifying disposition"), gain on such disqualifying disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price (the "Spread"), or, of less, the difference between the amount realized on the sale of such Shares and the Exercise Price. Any gain in excess of the Spread shall be treated as capital gain.

     9. Interpretation. Any dispute regarding the interpretation of this Grant shall be submitted by Optionee or the Company to the Company's Board of Directors or the Committee thereof that administers the Plan, which shall review such dispute at its next regular meeting. The resolution of such a dispute by the Board or Committee shall be final and binding on the Company and on Optionee.

     10.  Entire Agreement.  The Plan and the Stock Option
Exercise Agreement attached as Exhibit A are incorporated herein by this reference. This Grant, the Plan and the Stock Option Exercise Agreement constitute the entire agreement of the parties hereto and supersede all prior undertakings and agreements with respect to the subject matter hereof.

                              TEL-COM WIRELESS CABLE TV
CORPORATION




By:______________________________________
                              Fernand L. Duquette, President




ACCEPTANCE

     Optionee hereby acknowledges receipt of a copy of the Plan, represents that Optionee has read and understands the terms and provisions thereof, and accepts this Option subject to all the terms and conditions of the Plan and this Stock Option Grant. Optionee acknowledges that there may be adverse tax consequences upon exercise of this Option or disposition of the Shares and that Optionee should consult a tax adviser prior to such exercise or disposition.




________________________________________
                         Fernand L. Duquette









clients/tcc/stock/12-3-96 DUQ Opt Grant
            TEL-COM WIRELESS CABLE TV CORPORATION

                     STOCK OPTION GRANT


Optionee:                     J. Richard Crowley

Address:                      5515 Pine Shade Court
                              Orlando, FL  32819

Total Shares Subject to Option:         5,000

Exercise Price per Share:               $7.5

Date of Grant:                     August 2, 1996

Expiration Date:                   August 2, 2001

Type of Option:                    [ X ] Incentive Stock
Option
                              [   ] Nonqualified Stock
Option


     1. Grant of Option. Tel-Com Wireless Cable TV Corporation, a Florida corporation (the "Company"), hereby grants to the optionee named above ("Optionee") an option (this "Option") to purchase the total number of shares of common stock of the Company set forth above (the "Shares") at the exercise price per share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Stock Option Grant (this "Grant") and the Company's 1995 Stock Option Plan, as amended to the date hereof (the "Plan"). If designated as an Incentive Stock Option above, this Option is intended to qualify as an "incentive stock option" ("ISO") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Revenue Code"). Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Plan.

     2. Exercise Period of Option. Subject to the terms and conditions of the Plan and this Grant, from and after the Date of Grant, this Option shall be exercisable as to all or any part of the Shares; provided that Optionee shall in no event be entitled under this Option to purchase a number of shares of the Company's common stock greater than the "Total Shares Subject to Option" indicated above.

     3. Restriction on Exercise. This Option may not be exercised unless such exercise is in compliance with the Securities Act of 1933, as amended (the "Securities Act") and all applicable state securities laws as they are in effect on the date of exercise, and the requirements of any stock exchange or national market system on which the Company's common stock may be listed at the time of exercise. Optionee understands that the Company is under no obligation to register, qualify or list the Shares with the Securities and Exchange Commission ("SEC"), any state securities commission or any stock exchange to effect such compliance.

     4. Exercise Prior to Expiration of Option. Except as provided below in this Section, this Option shall terminate and may not be exercised if Optionee ceases to be in Continuous Employment with the Company or any Parent or Subsidiary of the Company. Optionee shall be considered to be employed by the Company if Optionee is an officer, director or full-time employee of the Company or any Parent or Subsidiary of the Company or if the Committee determines that Optionee is rendering substantial services as a part-time employee, consultant, contractor or adviser to the Company or any Parent or Subsidiary of the Company. The Committee shall have discretion to determine whether Optionee has ceased Continuous Employment with the Company or any Parent or Subsidiary of the Company and the effective date on which such employment terminated (the "Termination Date").

          4.1 Termination Generally. This Option shall be exercisable on or prior to the Expiration Date only as long as the Optionee is in "Continuous Employment" with the Company or is continually on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof. Notwithstanding the preceding sentence, on or prior to the Expiration Date, an Option which is otherwise exercisable in accordance with its provisions shall be exercisable;

               (i)  for a period ending ninety (90) days
after Optionee's Termination Date, unless the Optionee was terminated for Cause by the Company, in which case the Option terminates on the Termination Date; or

               (ii) for a period ending ninety (90) days after the removal or resignation of the Optionee from the Board of Directors, which such Optionee has served; or

               (iii)     by the estate of the Optionee,
within one (1) year after the date of the Optionee's death, if the Optionee should die while in the Continuous
Employment of the Company or while serving on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof; or

               (iv) within one (1) year after Optionee's
Termination Date, if the Optionee becomes disabled during Continuous Employment with the Company and such disability is the cause of termination.

     For purposes of this Grant, the term "Continuous Employment" shall mean the absence of any interruption or termination of employment (or termination of a consulting contract) with the Company or any Parent or Subsidiary which now exists or hereafter is organized or acquired by the Company. Continuous Employment with the Company shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Company or in the case of transfers between locations of the Company or between any Parent or Subsidiary, or successor thereof. The term "Cause" as used in this Section 4 shall mean: (i) commission of a felony or a charge of theft, dishonesty, fraud or embezzlement; (ii) failure to adhere to Company's reasonable directives and policies, willful disobedience or insubordination; (iii) disclosing to a competitor or other unauthorized person, proprietary information, confidences or trade secrets of the Company or any Parent or Subsidiary; (iv) recruitment of Company or any Parent or Subsidiary personnel on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof; or (v) solicitation of business on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof.

          4.2 No Right of Employment. Nothing in the Plan or this Grant shall confer on Optionee any right to continue in the employ of, or other relationship with, the Company or any Parent or Subsidiary of the Company or limit in any way the right of the Company or any Parent or Subsidiary of the Company to terminate Optionee's employment or other relationship at any time, with or without cause.

     5.   Manner of Exercise.

          5.1 Exercise Agreement. This Option shall be exercisable by delivery to the Company of an executed written Stock Option Exercise Agreement in the form attached hereto as Exhibit A, or in such other form as may be approved by the Company, which shall set forth Optionee's election to exercise some or all of this Option, the number of Shares being purchased, any restrictions imposed on the Shares and such other representations and agreement as may be required by the Company to comply with applicable securities laws.

          5.2 Exercise Price. The Stock Option Exercise Agreement shall be accompanied by full payment of the Exercise Price for the Shares being purchased. The exercise of this Option shall be contingent upon prior or simultaneous receipt by the Company of cash or a certified bank check to its order, shares of the Company's common stock, or any combination of the foregoing in an amount equal to the full Exercise Price of the Shares being purchased. For purposes of this Section 5, shares of the Company's common stock that are delivered in payment of the Exercise Price shall be valued at their fair market value, as determined under the provisions of the Plan. In the alternative, the Board of Directors may, but is not required to, accept a promissory note, secured or unsecured, in the amount of the Exercise Price made by the Optionee on terms and conditions satisfactory to the Board of Directors.

          5.3 Withholding Taxes. Prior to the issuance of the Shares upon exercise of this Option, Optionee must pay or make adequate provision for any applicable federal or state withholding obligations of the Company.

          5.4  Issuance of Shares.  Provided that such
notice and payment are in form and substance satisfactory to counsel for the Company, the Company shall cause the Shares to be issued in the name of Optionee or Optionee's legal representative.

     6. Notice of Disqualifying Disposition of ISO Shares. If the Option granted to Optionee herein is an ISO, and if Optionee sells or otherwise disposes of any of the Shares acquired pursuant to the ISO within (a) the date two years after the Date of Grant, or (b) the date one year after exercise of the ISO with respect to the Shares to be sold or disposed, Optionee shall immediately notify the Company in writing of such disposition. Optionee acknowledges and agrees that Optionee may be subject to income tax withholding by the Company on the compensation income recognized by Optionee from any such early disposition by payment in cash (or in Shares, to the extent permissible under Section 5.2) or out of the current wages or other earnings payable to Optionee.

     7. Nontransferability of Option. Except as otherwise provided in Section 4 hereof, an Option granted to an Optionee may be exercised only during such Optionee's lifetime by such Optionee. An Option may not be sold, exchanged, assigned, pledged, encumbered, hypothecated or otherwise transferred except by will or by the laws of descent and distribution. No Option or any right thereunder shall be subject to execution, attachment or similar process by any creditors of the Optionee. Upon any attempted assignment, transfer, pledge, hypothecation or other encumbrance of any Option contrary to the provisions hereof, such Option and all rights thereunder shall immediately terminate and shall be null and void with respect to the transferee or assignee.

     8. Tax Consequences. Set forth below is a brief summary as of the date this form of Grant was adopted of some of the federal tax consequences of exercise of this Option and disposition of the Shares. THIS SUMMARY IS
NECESSARILY INCOMPLETE AND THE TAX LAWS AND REGULATIONS ARE
SUBJECT TO CHANGE.  OPTIONEE SHOULD CONSULT A TAX ADVISER
BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

          8.1 Exercise of ISO. If this Option qualifies as an ISO, there will be no regular federal income tax liability upon the exercise of the Option, although the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal income tax purposes and may subject Optionee to an alternative minimum tax liability in the year of exercise.

          8.2 Exercise of Nonqualified Stock Option. If this Option does not qualify as an ISO, there may be a regular federal income tax liability upon the exercise of the Option. Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Optionee's compensation or collect from Optionee and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

          8.3 Disposition of Shares. In the case of a Nonqualified Stock Option, if Shares are held for more than one year before disposition, any gain on disposition of the Shares will be treated as long-term capital gain for federal
income tax purposes.   In the case of an ISO, if Shares are
held for more than one year after the date of exercise and more than two years after the Date of Grant, any gain on disposition on the Shares will be treated as long-term capital gain for federal income tax purposes. If Shares acquired pursuant to an ISO are disposed of within such one year or two year periods (a "disqualifying disposition"), gain on such disqualifying disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price (the "Spread"), or, of less, the difference between the amount realized on the sale of such Shares and the Exercise Price. Any gain in excess of the Spread shall be treated as capital gain.

     9. Interpretation. Any dispute regarding the interpretation of this Grant shall be submitted by Optionee or the Company to the Company's Board of Directors or the Committee thereof that administers the Plan, which shall review such dispute at its next regular meeting. The resolution of such a dispute by the Board or Committee shall be final and binding on the Company and on Optionee.

     10.  Entire Agreement.  The Plan and the Stock Option
Exercise Agreement attached as Exhibit A are incorporated herein by this reference. This Grant, the Plan and the Stock Option Exercise Agreement constitute the entire agreement of the parties hereto and supersede all prior undertakings and agreements with respect to the subject matter hereof.

                              TEL-COM WIRELESS CABLE TV
CORPORATION




By:______________________________________
                              Fernand L. Duquette, President




ACCEPTANCE

     Optionee hereby acknowledges receipt of a copy of the Plan, represents that Optionee has read and understands the terms and provisions thereof, and accepts this Option subject to all the terms and conditions of the Plan and this Stock Option Grant. Optionee acknowledges that there may be adverse tax consequences upon exercise of this Option or disposition of the Shares and that Optionee should consult a tax adviser prior to such exercise or disposition.




________________________________________
                         J. Richard Crowley


clients/tcc/stock/8/2/96CROW Opt Grant
            TEL-COM WIRELESS CABLE TV CORPORATION

                     STOCK OPTION GRANT


Optionee:                     Dennis J. Devlin

Address:                      34131 Michigan Avenue
                              Wayne, MI  48184

Total Shares Subject to Option:         5,000

Exercise Price per Share:               $8.25

Date of Grant:                     August 2, 1996

Expiration Date:                   August 2, 2001

Type of Option:                    [ X ] Incentive Stock
Option
                              [   ] Nonqualified Stock
Option


     1. Grant of Option. Tel-Com Wireless Cable TV Corporation, a Florida corporation (the "Company"), hereby grants to the optionee named above ("Optionee") an option (this "Option") to purchase the total number of shares of common stock of the Company set forth above (the "Shares") at the exercise price per share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Stock Option Grant (this "Grant") and the Company's 1995 Stock Option Plan, as amended to the date hereof (the "Plan"). If designated as an Incentive Stock Option above, this Option is intended to qualify as an "incentive stock option" ("ISO") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Revenue Code"). Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Plan.

     2. Exercise Period of Option. Subject to the terms and conditions of the Plan and this Grant, from and after the Date of Grant, this Option shall be exercisable as to all or any part of the Shares; provided that Optionee shall in no event be entitled under this Option to purchase a number of shares of the Company's common stock greater than the "Total Shares Subject to Option" indicated above.

     3. Restriction on Exercise. This Option may not be exercised unless such exercise is in compliance with the Securities Act of 1933, as amended (the "Securities Act") and all applicable state securities laws as they are in effect on the date of exercise, and the requirements of any stock exchange or national market system on which the Company's common stock may be listed at the time of exercise. Optionee understands that the Company is under no obligation to register, qualify or list the Shares with the Securities and Exchange Commission ("SEC"), any state securities commission or any stock exchange to effect such compliance.

     4. Exercise Prior to Expiration of Option. Except as provided below in this Section, this Option shall terminate and may not be exercised if Optionee ceases to be in Continuous Employment with the Company or any Parent or Subsidiary of the Company. Optionee shall be considered to be employed by the Company if Optionee is an officer, director or full-time employee of the Company or any Parent or Subsidiary of the Company or if the Committee determines that Optionee is rendering substantial services as a part-time employee, consultant, contractor or adviser to the Company or any Parent or Subsidiary of the Company. The Committee shall have discretion to determine whether Optionee has ceased Continuous Employment with the Company or any Parent or Subsidiary of the Company and the effective date on which such employment terminated (the "Termination Date").

          4.1 Termination Generally. This Option shall be exercisable on or prior to the Expiration Date only as long as the Optionee is in "Continuous Employment" with the Company or is continually on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof. Notwithstanding the preceding sentence, on or prior to the Expiration Date, an Option which is otherwise exercisable in accordance with its provisions shall be exercisable;

               (i)  for a period ending ninety (90) days
after Optionee's Termination Date, unless the Optionee was terminated for Cause by the Company, in which case the Option terminates on the Termination Date; or

               (ii) for a period ending ninety (90) days after the removal or resignation of the Optionee from the Board of Directors, which such Optionee has served; or

               (iii)     by the estate of the Optionee,
within one (1) year after the date of the Optionee's death, if the Optionee should die while in the Continuous
Employment of the Company or while serving on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof; or

               (iv) within one (1) year after Optionee's
Termination Date, if the Optionee becomes disabled during Continuous Employment with the Company and such disability is the cause of termination.

     For purposes of this Grant, the term "Continuous Employment" shall mean the absence of any interruption or termination of employment (or termination of a consulting contract) with the Company or any Parent or Subsidiary which now exists or hereafter is organized or acquired by the Company. Continuous Employment with the Company shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Company or in the case of transfers between locations of the Company or between any Parent or Subsidiary, or successor thereof. The term "Cause" as used in this Section 4 shall mean: (i) commission of a felony or a charge of theft, dishonesty, fraud or embezzlement; (ii) failure to adhere to Company's reasonable directives and policies, willful disobedience or insubordination; (iii) disclosing to a competitor or other unauthorized person, proprietary information, confidences or trade secrets of the Company or any Parent or Subsidiary; (iv) recruitment of Company or any Parent or Subsidiary personnel on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof; or (v) solicitation of business on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof.

          4.2 No Right of Employment. Nothing in the Plan or this Grant shall confer on Optionee any right to continue in the employ of, or other relationship with, the Company or any Parent or Subsidiary of the Company or limit in any way the right of the Company or any Parent or Subsidiary of the Company to terminate Optionee's employment or other relationship at any time, with or without cause.

     5.   Manner of Exercise.

          5.1 Exercise Agreement. This Option shall be exercisable by delivery to the Company of an executed written Stock Option Exercise Agreement in the form attached hereto as Exhibit A, or in such other form as may be approved by the Company, which shall set forth Optionee's election to exercise some or all of this Option, the number of Shares being purchased, any restrictions imposed on the Shares and such other representations and agreement as may be required by the Company to comply with applicable securities laws.

          5.2 Exercise Price. The Stock Option Exercise Agreement shall be accompanied by full payment of the Exercise Price for the Shares being purchased. The exercise of this Option shall be contingent upon prior or simultaneous receipt by the Company of cash or a certified bank check to its order, shares of the Company's common stock, or any combination of the foregoing in an amount equal to the full Exercise Price of the Shares being purchased. For purposes of this Section 5, shares of the Company's common stock that are delivered in payment of the Exercise Price shall be valued at their fair market value, as determined under the provisions of the Plan. In the alternative, the Board of Directors may, but is not required to, accept a promissory note, secured or unsecured, in the amount of the Exercise Price made by the Optionee on terms and conditions satisfactory to the Board of Directors.

          5.3 Withholding Taxes. Prior to the issuance of the Shares upon exercise of this Option, Optionee must pay or make adequate provision for any applicable federal or state withholding obligations of the Company.

          5.4  Issuance of Shares.  Provided that such
notice and payment are in form and substance satisfactory to counsel for the Company, the Company shall cause the Shares to be issued in the name of Optionee or Optionee's legal representative.

     6. Notice of Disqualifying Disposition of ISO Shares. If the Option granted to Optionee herein is an ISO, and if Optionee sells or otherwise disposes of any of the Shares acquired pursuant to the ISO within (a) the date two years after the Date of Grant, or (b) the date one year after exercise of the ISO with respect to the Shares to be sold or disposed, Optionee shall immediately notify the Company in writing of such disposition. Optionee acknowledges and agrees that Optionee may be subject to income tax withholding by the Company on the compensation income recognized by Optionee from any such early disposition by payment in cash (or in Shares, to the extent permissible under Section 5.2) or out of the current wages or other earnings payable to Optionee.

     7. Nontransferability of Option. Except as otherwise provided in Section 4 hereof, an Option granted to an Optionee may be exercised only during such Optionee's lifetime by such Optionee. An Option may not be sold, exchanged, assigned, pledged, encumbered, hypothecated or otherwise transferred except by will or by the laws of descent and distribution. No Option or any right thereunder shall be subject to execution, attachment or similar process by any creditors of the Optionee. Upon any attempted assignment, transfer, pledge, hypothecation or other encumbrance of any Option contrary to the provisions hereof, such Option and all rights thereunder shall immediately terminate and shall be null and void with respect to the transferee or assignee.

     8. Tax Consequences. Set forth below is a brief summary as of the date this form of Grant was adopted of some of the federal tax consequences of exercise of this Option and disposition of the Shares. THIS SUMMARY IS
NECESSARILY INCOMPLETE AND THE TAX LAWS AND REGULATIONS ARE
SUBJECT TO CHANGE.  OPTIONEE SHOULD CONSULT A TAX ADVISER
BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

          8.1 Exercise of ISO. If this Option qualifies as an ISO, there will be no regular federal income tax liability upon the exercise of the Option, although the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal income tax purposes and may subject Optionee to an alternative minimum tax liability in the year of exercise.

          8.2 Exercise of Nonqualified Stock Option. If this Option does not qualify as an ISO, there may be a regular federal income tax liability upon the exercise of the Option. Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Optionee's compensation or collect from Optionee and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

          8.3 Disposition of Shares. In the case of a Nonqualified Stock Option, if Shares are held for more than one year before disposition, any gain on disposition of the Shares will be treated as long-term capital gain for federal
income tax purposes.   In the case of an ISO, if Shares are
held for more than one year after the date of exercise and more than two years after the Date of Grant, any gain on disposition on the Shares will be treated as long-term capital gain for federal income tax purposes. If Shares acquired pursuant to an ISO are disposed of within such one year or two year periods (a "disqualifying disposition"), gain on such disqualifying disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price (the "Spread"), or, of less, the difference between the amount realized on the sale of such Shares and the Exercise Price. Any gain in excess of the Spread shall be treated as capital gain.

     9. Interpretation. Any dispute regarding the interpretation of this Grant shall be submitted by Optionee or the Company to the Company's Board of Directors or the Committee thereof that administers the Plan, which shall review such dispute at its next regular meeting. The resolution of such a dispute by the Board or Committee shall be final and binding on the Company and on Optionee.

     10.  Entire Agreement.  The Plan and the Stock Option
Exercise Agreement attached as Exhibit A are incorporated herein by this reference. This Grant, the Plan and the Stock Option Exercise Agreement constitute the entire agreement of the parties hereto and supersede all prior undertakings and agreements with respect to the subject matter hereof.

                              TEL-COM WIRELESS CABLE TV
CORPORATION




By:______________________________________
                              Fernand L. Duquette, President




ACCEPTANCE

     Optionee hereby acknowledges receipt of a copy of the Plan, represents that Optionee has read and understands the terms and provisions thereof, and accepts this Option subject to all the terms and conditions of the Plan and this Stock Option Grant. Optionee acknowledges that there may be adverse tax consequences upon exercise of this Option or disposition of the Shares and that Optionee should consult a tax adviser prior to such exercise or disposition.




________________________________________
                         Dennis J. Devlin


clients/tcc/stock/8/2/96DEV Opt Grant
            TEL-COM WIRELESS CABLE TV CORPORATION

                     STOCK OPTION GRANT


Optionee:                     Fernand L. Duquette

Address:                      3855 South Atlantic Avenue
                              Daytona Beach, FL  32127

Total Shares Subject to Option:         5,000

Exercise Price per Share:               $8.25

Date of Grant:                     August 2, 1996

Expiration Date:                   August 2, 2001

Type of Option:                    [ X ] Incentive Stock
Option
                              [   ] Nonqualified Stock
Option


     1. Grant of Option. Tel-Com Wireless Cable TV Corporation, a Florida corporation (the "Company"), hereby grants to the optionee named above ("Optionee") an option (this "Option") to purchase the total number of shares of common stock of the Company set forth above (the "Shares") at the exercise price per share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Stock Option Grant (this "Grant") and the Company's 1995 Stock Option Plan, as amended to the date hereof (the "Plan"). If designated as an Incentive Stock Option above, this Option is intended to qualify as an "incentive stock option" ("ISO") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Revenue Code"). Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Plan.

     2. Exercise Period of Option. Subject to the terms and conditions of the Plan and this Grant, from and after the Date of Grant, this Option shall be exercisable as to all or any part of the Shares; provided that Optionee shall in no event be entitled under this Option to purchase a number of shares of the Company's common stock greater than the "Total Shares Subject to Option" indicated above.

     3. Restriction on Exercise. This Option may not be exercised unless such exercise is in compliance with the Securities Act of 1933, as amended (the "Securities Act") and all applicable state securities laws as they are in effect on the date of exercise, and the requirements of any stock exchange or national market system on which the Company's common stock may be listed at the time of exercise. Optionee understands that the Company is under no obligation to register, qualify or list the Shares with the Securities and Exchange Commission ("SEC"), any state securities commission or any stock exchange to effect such compliance.

     4. Exercise Prior to Expiration of Option. Except as provided below in this Section, this Option shall terminate and may not be exercised if Optionee ceases to be in Continuous Employment with the Company or any Parent or Subsidiary of the Company. Optionee shall be considered to be employed by the Company if Optionee is an officer, director or full-time employee of the Company or any Parent or Subsidiary of the Company or if the Committee determines that Optionee is rendering substantial services as a part-time employee, consultant, contractor or adviser to the Company or any Parent or Subsidiary of the Company. The Committee shall have discretion to determine whether Optionee has ceased Continuous Employment with the Company or any Parent or Subsidiary of the Company and the effective date on which such employment terminated (the "Termination Date").

          4.1 Termination Generally. This Option shall be exercisable on or prior to the Expiration Date only as long as the Optionee is in "Continuous Employment" with the Company or is continually on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof. Notwithstanding the preceding sentence, on or prior to the Expiration Date, an Option which is otherwise exercisable in accordance with its provisions shall be exercisable;

               (i)  for a period ending ninety (90) days
after Optionee's Termination Date, unless the Optionee was terminated for Cause by the Company, in which case the Option terminates on the Termination Date; or

               (ii) for a period ending ninety (90) days after the removal or resignation of the Optionee from the Board of Directors, which such Optionee has served; or

               (iii)     by the estate of the Optionee,
within one (1) year after the date of the Optionee's death, if the Optionee should die while in the Continuous
Employment of the Company or while serving on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof; or

               (iv) within one (1) year after Optionee's
Termination Date, if the Optionee becomes disabled during Continuous Employment with the Company and such disability is the cause of termination.

     For purposes of this Grant, the term "Continuous Employment" shall mean the absence of any interruption or termination of employment (or termination of a consulting contract) with the Company or any Parent or Subsidiary which now exists or hereafter is organized or acquired by the Company. Continuous Employment with the Company shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Company or in the case of transfers between locations of the Company or between any Parent or Subsidiary, or successor thereof. The term "Cause" as used in this Section 4 shall mean: (i) commission of a felony or a charge of theft, dishonesty, fraud or embezzlement; (ii) failure to adhere to Company's reasonable directives and policies, willful disobedience or insubordination; (iii) disclosing to a competitor or other unauthorized person, proprietary information, confidences or trade secrets of the Company or any Parent or Subsidiary; (iv) recruitment of Company or any Parent or Subsidiary personnel on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof; or (v) solicitation of business on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof.

          4.2 No Right of Employment. Nothing in the Plan or this Grant shall confer on Optionee any right to continue in the employ of, or other relationship with, the Company or any Parent or Subsidiary of the Company or limit in any way the right of the Company or any Parent or Subsidiary of the Company to terminate Optionee's employment or other relationship at any time, with or without cause.

     5.   Manner of Exercise.

          5.1 Exercise Agreement. This Option shall be exercisable by delivery to the Company of an executed written Stock Option Exercise Agreement in the form attached hereto as Exhibit A, or in such other form as may be approved by the Company, which shall set forth Optionee's election to exercise some or all of this Option, the number of Shares being purchased, any restrictions imposed on the Shares and such other representations and agreement as may be required by the Company to comply with applicable securities laws.

          5.2 Exercise Price. The Stock Option Exercise Agreement shall be accompanied by full payment of the Exercise Price for the Shares being purchased. The exercise of this Option shall be contingent upon prior or simultaneous receipt by the Company of cash or a certified bank check to its order, shares of the Company's common stock, or any combination of the foregoing in an amount equal to the full Exercise Price of the Shares being purchased. For purposes of this Section 5, shares of the Company's common stock that are delivered in payment of the Exercise Price shall be valued at their fair market value, as determined under the provisions of the Plan. In the alternative, the Board of Directors may, but is not required to, accept a promissory note, secured or unsecured, in the amount of the Exercise Price made by the Optionee on terms and conditions satisfactory to the Board of Directors.

          5.3 Withholding Taxes. Prior to the issuance of the Shares upon exercise of this Option, Optionee must pay or make adequate provision for any applicable federal or state withholding obligations of the Company.

          5.4  Issuance of Shares.  Provided that such
notice and payment are in form and substance satisfactory to counsel for the Company, the Company shall cause the Shares to be issued in the name of Optionee or Optionee's legal representative.

     6. Notice of Disqualifying Disposition of ISO Shares. If the Option granted to Optionee herein is an ISO, and if Optionee sells or otherwise disposes of any of the Shares acquired pursuant to the ISO within (a) the date two years after the Date of Grant, or (b) the date one year after exercise of the ISO with respect to the Shares to be sold or disposed, Optionee shall immediately notify the Company in writing of such disposition. Optionee acknowledges and agrees that Optionee may be subject to income tax withholding by the Company on the compensation income recognized by Optionee from any such early disposition by payment in cash (or in Shares, to the extent permissible under Section 5.2) or out of the current wages or other earnings payable to Optionee.

     7. Nontransferability of Option. Except as otherwise provided in Section 4 hereof, an Option granted to an Optionee may be exercised only during such Optionee's lifetime by such Optionee. An Option may not be sold, exchanged, assigned, pledged, encumbered, hypothecated or otherwise transferred except by will or by the laws of descent and distribution. No Option or any right thereunder shall be subject to execution, attachment or similar process by any creditors of the Optionee. Upon any attempted assignment, transfer, pledge, hypothecation or other encumbrance of any Option contrary to the provisions hereof, such Option and all rights thereunder shall immediately terminate and shall be null and void with respect to the transferee or assignee.

     8. Tax Consequences. Set forth below is a brief summary as of the date this form of Grant was adopted of some of the federal tax consequences of exercise of this Option and disposition of the Shares. THIS SUMMARY IS
NECESSARILY INCOMPLETE AND THE TAX LAWS AND REGULATIONS ARE
SUBJECT TO CHANGE.  OPTIONEE SHOULD CONSULT A TAX ADVISER
BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

          8.1 Exercise of ISO. If this Option qualifies as an ISO, there will be no regular federal income tax liability upon the exercise of the Option, although the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal income tax purposes and may subject Optionee to an alternative minimum tax liability in the year of exercise.

          8.2 Exercise of Nonqualified Stock Option. If this Option does not qualify as an ISO, there may be a regular federal income tax liability upon the exercise of the Option. Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Optionee's compensation or collect from Optionee and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

          8.3 Disposition of Shares. In the case of a Nonqualified Stock Option, if Shares are held for more than one year before disposition, any gain on disposition of the Shares will be treated as long-term capital gain for federal
income tax purposes.   In the case of an ISO, if Shares are
held for more than one year after the date of exercise and more than two years after the Date of Grant, any gain on disposition on the Shares will be treated as long-term capital gain for federal income tax purposes. If Shares acquired pursuant to an ISO are disposed of within such one year or two year periods (a "disqualifying disposition"), gain on such disqualifying disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price (the "Spread"), or, of less, the difference between the amount realized on the sale of such Shares and the Exercise Price. Any gain in excess of the Spread shall be treated as capital gain.

     9. Interpretation. Any dispute regarding the interpretation of this Grant shall be submitted by Optionee or the Company to the Company's Board of Directors or the Committee thereof that administers the Plan, which shall review such dispute at its next regular meeting. The resolution of such a dispute by the Board or Committee shall be final and binding on the Company and on Optionee.

     10.  Entire Agreement.  The Plan and the Stock Option
Exercise Agreement attached as Exhibit A are incorporated herein by this reference. This Grant, the Plan and the Stock Option Exercise Agreement constitute the entire agreement of the parties hereto and supersede all prior undertakings and agreements with respect to the subject matter hereof.

                              TEL-COM WIRELESS CABLE TV
CORPORATION




By:______________________________________
                              Fernand L. Duquette, President




ACCEPTANCE

     Optionee hereby acknowledges receipt of a copy of the Plan, represents that Optionee has read and understands the terms and provisions thereof, and accepts this Option subject to all the terms and conditions of the Plan and this Stock Option Grant. Optionee acknowledges that there may be adverse tax consequences upon exercise of this Option or disposition of the Shares and that Optionee should consult a tax adviser prior to such exercise or disposition.




________________________________________
                         Fernand L. Duquette









clients/tcc/stock/8/2/96DUQ Opt Grant
            TEL-COM WIRELESS CABLE TV CORPORATION

                     STOCK OPTION GRANT


Optionee:                     Richard L. Vega

Address:                      1245 W. Fairbanks Ave., Suite
380
                              Winter Park, FL  32789

Total Shares Subject to Option:         5,000

Exercise Price per Share:               $7.50

Date of Grant:                     August 2, 1996

Expiration Date:                   August 2, 2001

Type of Option:                    [ X ] Incentive Stock
Option
                              [   ] Nonqualified Stock
Option


     1. Grant of Option. Tel-Com Wireless Cable TV Corporation, a Florida corporation (the "Company"), hereby grants to the optionee named above ("Optionee") an option (this "Option") to purchase the total number of shares of common stock of the Company set forth above (the "Shares") at the exercise price per share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Stock Option Grant (this "Grant") and the Company's 1995 Stock Option Plan, as amended to the date hereof (the "Plan"). If designated as an Incentive Stock Option above, this Option is intended to qualify as an "incentive stock option" ("ISO") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Revenue Code"). Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Plan.

     2. Exercise Period of Option. Subject to the terms and conditions of the Plan and this Grant, from and after the Date of Grant, this Option shall be exercisable as to all or any part of the Shares; provided that Optionee shall in no event be entitled under this Option to purchase a number of shares of the Company's common stock greater than the "Total Shares Subject to Option" indicated above.

     3. Restriction on Exercise. This Option may not be exercised unless such exercise is in compliance with the Securities Act of 1933, as amended (the "Securities Act") and all applicable state securities laws as they are in effect on the date of exercise, and the requirements of any stock exchange or national market system on which the Company's common stock may be listed at the time of exercise. Optionee understands that the Company is under no obligation to register, qualify or list the Shares with the Securities and Exchange Commission ("SEC"), any state securities commission or any stock exchange to effect such compliance.

     4. Exercise Prior to Expiration of Option. Except as provided below in this Section, this Option shall terminate and may not be exercised if Optionee ceases to be in Continuous Employment with the Company or any Parent or Subsidiary of the Company. Optionee shall be considered to be employed by the Company if Optionee is an officer, director or full-time employee of the Company or any Parent or Subsidiary of the Company or if the Committee determines that Optionee is rendering substantial services as a part-time employee, consultant, contractor or adviser to the Company or any Parent or Subsidiary of the Company. The Committee shall have discretion to determine whether Optionee has ceased Continuous Employment with the Company or any Parent or Subsidiary of the Company and the effective date on which such employment terminated (the "Termination Date").

          4.1 Termination Generally. This Option shall be exercisable on or prior to the Expiration Date only as long as the Optionee is in "Continuous Employment" with the Company or is continually on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof. Notwithstanding the preceding sentence, on or prior to the Expiration Date, an Option which is otherwise exercisable in accordance with its provisions shall be exercisable;

               (i)  for a period ending ninety (90) days
after Optionee's Termination Date, unless the Optionee was terminated for Cause by the Company, in which case the Option terminates on the Termination Date; or

               (ii) for a period ending ninety (90) days after the removal or resignation of the Optionee from the Board of Directors, which such Optionee has served; or

               (iii)     by the estate of the Optionee,
within one (1) year after the date of the Optionee's death, if the Optionee should die while in the Continuous
Employment of the Company or while serving on the Board of Directors of the Company or any Parent, Subsidiary, or any successor thereof; or

               (iv) within one (1) year after Optionee's
Termination Date, if the Optionee becomes disabled during Continuous Employment with the Company and such disability is the cause of termination.

     For purposes of this Grant, the term "Continuous Employment" shall mean the absence of any interruption or termination of employment (or termination of a consulting contract) with the Company or any Parent or Subsidiary which now exists or hereafter is organized or acquired by the Company. Continuous Employment with the Company shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Company or in the case of transfers between locations of the Company or between any Parent or Subsidiary, or successor thereof. The term "Cause" as used in this Section 4 shall mean: (i) commission of a felony or a charge of theft, dishonesty, fraud or embezzlement; (ii) failure to adhere to Company's reasonable directives and policies, willful disobedience or insubordination; (iii) disclosing to a competitor or other unauthorized person, proprietary information, confidences or trade secrets of the Company or any Parent or Subsidiary; (iv) recruitment of Company or any Parent or Subsidiary personnel on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof; or (v) solicitation of business on behalf of a competitor or potential competitor of the Company, any Parent or Subsidiary, or any successor thereof.

          4.2 No Right of Employment. Nothing in the Plan or this Grant shall confer on Optionee any right to continue in the employ of, or other relationship with, the Company or any Parent or Subsidiary of the Company or limit in any way the right of the Company or any Parent or Subsidiary of the Company to terminate Optionee's employment or other relationship at any time, with or without cause.

     5.   Manner of Exercise.

          5.1 Exercise Agreement. This Option shall be exercisable by delivery to the Company of an executed written Stock Option Exercise Agreement in the form attached hereto as Exhibit A, or in such other form as may be approved by the Company, which shall set forth Optionee's election to exercise some or all of this Option, the number of Shares being purchased, any restrictions imposed on the Shares and such other representations and agreement as may be required by the Company to comply with applicable securities laws.

          5.2 Exercise Price. The Stock Option Exercise Agreement shall be accompanied by full payment of the Exercise Price for the Shares being purchased. The exercise of this Option shall be contingent upon prior or simultaneous receipt by the Company of cash or a certified bank check to its order, shares of the Company's common stock, or any combination of the foregoing in an amount equal to the full Exercise Price of the Shares being purchased. For purposes of this Section 5, shares of the Company's common stock that are delivered in payment of the Exercise Price shall be valued at their fair market value, as determined under the provisions of the Plan. In the alternative, the Board of Directors may, but is not required to, accept a promissory note, secured or unsecured, in the amount of the Exercise Price made by the Optionee on terms and conditions satisfactory to the Board of Directors.

          5.3 Withholding Taxes. Prior to the issuance of the Shares upon exercise of this Option, Optionee must pay or make adequate provision for any applicable federal or state withholding obligations of the Company.

          5.4  Issuance of Shares.  Provided that such
notice and payment are in form and substance satisfactory to counsel for the Company, the Company shall cause the Shares to be issued in the name of Optionee or Optionee's legal representative.

     6. Notice of Disqualifying Disposition of ISO Shares. If the Option granted to Optionee herein is an ISO, and if Optionee sells or otherwise disposes of any of the Shares acquired pursuant to the ISO within (a) the date two years after the Date of Grant, or (b) the date one year after exercise of the ISO with respect to the Shares to be sold or disposed, Optionee shall immediately notify the Company in writing of such disposition. Optionee acknowledges and agrees that Optionee may be subject to income tax withholding by the Company on the compensation income recognized by Optionee from any such early disposition by payment in cash (or in Shares, to the extent permissible under Section 5.2) or out of the current wages or other earnings payable to Optionee.

     7. Nontransferability of Option. Except as otherwise provided in Section 4 hereof, an Option granted to an Optionee may be exercised only during such Optionee's lifetime by such Optionee. An Option may not be sold, exchanged, assigned, pledged, encumbered, hypothecated or otherwise transferred except by will or by the laws of descent and distribution. No Option or any right thereunder shall be subject to execution, attachment or similar process by any creditors of the Optionee. Upon any attempted assignment, transfer, pledge, hypothecation or other encumbrance of any Option contrary to the provisions hereof, such Option and all rights thereunder shall immediately terminate and shall be null and void with respect to the transferee or assignee.

     8. Tax Consequences. Set forth below is a brief summary as of the date this form of Grant was adopted of some of the federal tax consequences of exercise of this Option and disposition of the Shares. THIS SUMMARY IS
NECESSARILY INCOMPLETE AND THE TAX LAWS AND REGULATIONS ARE
SUBJECT TO CHANGE.  OPTIONEE SHOULD CONSULT A TAX ADVISER
BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

          8.1 Exercise of ISO. If this Option qualifies as an ISO, there will be no regular federal income tax liability upon the exercise of the Option, although the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal income tax purposes and may subject Optionee to an alternative minimum tax liability in the year of exercise.

          8.2 Exercise of Nonqualified Stock Option. If this Option does not qualify as an ISO, there may be a regular federal income tax liability upon the exercise of the Option. Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Optionee's compensation or collect from Optionee and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

          8.3 Disposition of Shares. In the case of a Nonqualified Stock Option, if Shares are held for more than one year before disposition, any gain on disposition of the Shares will be treated as long-term capital gain for federal
income tax purposes.   In the case of an ISO, if Shares are
held for more than one year after the date of exercise and more than two years after the Date of Grant, any gain on disposition on the Shares will be treated as long-term capital gain for federal income tax purposes. If Shares acquired pursuant to an ISO are disposed of within such one year or two year periods (a "disqualifying disposition"), gain on such disqualifying disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price (the "Spread"), or, of less, the difference between the amount realized on the sale of such Shares and the Exercise Price. Any gain in excess of the Spread shall be treated as capital gain.

     9. Interpretation. Any dispute regarding the interpretation of this Grant shall be submitted by Optionee or the Company to the Company's Board of Directors or the Committee thereof that administers the Plan, which shall review such dispute at its next regular meeting. The resolution of such a dispute by the Board or Committee shall be final and binding on the Company and on Optionee.

     10.  Entire Agreement.  The Plan and the Stock Option
Exercise Agreement attached as Exhibit A are incorporated herein by this reference. This Grant, the Plan and the Stock Option Exercise Agreement constitute the entire agreement of the parties hereto and supersede all prior undertakings and agreements with respect to the subject matter hereof.

                              TEL-COM WIRELESS CABLE TV
CORPORATION




By:______________________________________
                              Fernand L. Duquette, President




ACCEPTANCE

     Optionee hereby acknowledges receipt of a copy of the Plan, represents that Optionee has read and understands the terms and provisions thereof, and accepts this Option subject to all the terms and conditions of the Plan and this Stock Option Grant. Optionee acknowledges that there may be adverse tax consequences upon exercise of this Option or disposition of the Shares and that Optionee should consult a tax adviser prior to such exercise or disposition.




________________________________________
                         Richard L. Vega


clients/tcc/stock/8/2/96VEG Opt Grant
                                                      Tel-
Com Wireless

Cable TV

Corporation

                                              Consolidated
Financial Statements
                                         Years Ended
December 31, 1996 and 1995



                                                       Tel-
Com Wireless

Cable TV

Corporation

                                                Consolidated
Financial Statements
                                           Years Ended
December 31, 1996 and 1995
Report of Independent Certified Public Accountants       F-2

Financial statements
    Consolidated balance sheets                    F-3 _ F-4
    Consolidated statements of operations                F-5
    Consolidated statements of stockholders' equity
(deficit)F-6
    Consolidated statements of cash flows                F-7
    Summary of significant accounting policies    F-8 _ F-11
    Notes to consolidated financial statements   F-12 _ F-31



Report of Independent Certified Public Accountants



To the Board of Directors
Tel-Com Wireless Cable TV Corporation
Daytona Beach, Florida


We have audited the accompanying consolidated balance sheets of Tel-Com Wireless Cable TV
Corporation as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test
basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Com
Wireless Cable TV Corporation at Decem-
ber 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the
Company will continue as a going concern. As described in
Note 15 to the financial statements,
the Company has experienced significant operating losses and has negative working capital at
December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    BDO Seidman, LLP
Orlando, Florida
April 4, 1997
December 31,
1996           1995


Assets

Current:
 Cash and cash equivalents                           $
26,618     $1,767,285
 Restricted cash (Note 7)
346,400              _
 Investment securities (Note 2)
_      1,000,625
 Accounts receivable _ trade, net of allowance
   for doubtful accounts of $19,028 and $-0-
18,739         29,667
 Prepaid consulting fees (Note 6)
988,000              _
 Prepaid other expenses
44,552         83,062


      Total current assets
1,424,309      2,880,639

Property and equipment, net (Note 3)
1,365,235        716,658

Investment securities (Note 2)
_        250,000

Licenses, net (Notes 4 and 8)
5,458,444        362,329

Other assets, net (Note 5)
127,335         68,693











                                                     $
8,375,323     $4,278,319


See accompanying summary of significant accounting policies
and notes to consolidated financial statements.
December 31,
1996           1995


Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable (Note 7)                              $
2,369,000     $    8,000
 Accounts payable
153,276         73,054
 Accrued liabilities
16,787         40,981
 Current portion of long-term debt (Note 9)
5,736              _


      Total current liabilities
2,544,799        122,035

License fees payable (Note 8)
951,479              _
Long-term debt, less current portion (Note 9)
16,975              _


      Total liabilities
3,513,253        122,035


Commitments and contingencies (Notes 6, 8, 14 and 15)

Stockholders' equity (Note 10):
 Preferred stock, $.001 par value, shares authorized
5,000,000;
   500 shares designated as Series A; issued and outstanding
5001              _
 Common stock, $.001 par value, shares authorized
10,000,000;
   issued and outstanding 2,196,212 and 1,875,000
2,196          1,875
 Additional paid-in capital
7,544,720      5,057,042
 Accumulated deficit
(2,284,847)      (902,633)



5,262,070      4,156,284
 Less:  Stock subscription receivable
(400,000)             _


      Total stockholders' equity
4,862,070      4,156,284


                                                     $
8,375,323     $4,278,319


See accompanying summary of significant accounting policies
and notes to consolidated financial statements.
Year ended December 31,
1996          1995


Revenue                                                $
459,185      $155,399
Cost of sales
96,599        38,244


      Gross profit
362,586       117,155

Operating expenses
1,652,380       777,725


      Operating loss
(1,289,794)     (660,570)


Other income (expense)
 Interest income
105,048       116,958
 Interest expense
(197,468)      (43,900)



(92,420)       73,058


Loss before extraordinary loss
(1,382,214)     (587,512)

Extraordinary loss on early
 extinguishment of debt (Note 12)
_      (164,447)


Net loss
$(1,382,214)     $(751,959)


Weighted average number of
 common shares outstanding
1,983,542     1,460,274


Loss before extraordinary loss
 per common share                                      $
(.70)     $   (.40)


Extraordinary loss on early extinguishment
 of debt per common share                              $
_      $   (.11)


Net loss per common share                              $
(.70)     $   (.51)


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Total

Additional              StockStockholders'
                         Common Stock  Preferred StockPaid-
inAccumulatedSubscriptionEquity
                         Shares Amount Shares Amount
Capital  DeficitReceivable (Deficit)


Balance, December 31, 1994725,000 $725      _     $_
$170,101 $(387,215)$     _  $(216,389)

Adjustment (Note 11)          _      _      _      _
(236,541) 236,541         _        _

Initial public offering, net of
 offering costs (Note 10)1,150,0001,150     _
_5,123,482        _         _5,124,632

Net loss                      _      _      _      _
_ (751,959)        _ (751,959)


Balance, December 31, 19951,875,0001,875    _
_5,057,042 (902,633)        _4,156,284

Issuance of common stock in
 payment of acquisition (Note 1)121,212121  _      _
999,879        _         _1,000,000

Issuance of common stock in
 payment of consulting fees (Note 6)200,000200_    _
987,800        _         _  988,000

Sale of preferred stock (Note 10)_   _    500      1
499,999        _  (400,000) 100,000

Net loss                      _      _      _      _
_(1,382,214)       _(1,382,214)


Balance, December 31, 19962,196,212$2,196 500     $1
$7,544,720$(2,284,847)$(400,000)$4,862,070


See accompanying summary of significant accounting policies
and notes to consolidated financial statements.
Year ended December 31,
1996           1995


Cash flows from operating activities:
 Net loss                                            $
(1,382,214)    $ (751,959)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss on disposal of property and equipment
2,851              _
    Depreciation and amortization
246,401         79,461
    Loss on sale of investment securities
12,688              _
    Extraordinary loss from early extinguishment of debt
_        164,447
    Decrease (increase) in accounts receivable
10,928        (29,667)
    Decrease (increase) in prepaid expenses
38,510        (83,062)
    Increase in accounts payable
80,222         27,674
    (Decrease) in accrued liabilities
(24,194)       (28,469)


Net cash used in operating activities
(1,014,808)      (621,575)


Cash flows from investing activities:
 Purchase of investment securities
(655,750)    (3,001,195)
 Proceeds from sales and maturities of investment
securities1,893,687  1,799,945
 Purchase of property and equipment
(780,061)      (415,324)
 Acquisition of licenses
(1,000,000)        (4,958)
 Increase in other assets
(59,442)       (65,560)


Net cash used in investing activities
(601,566)    (1,687,092)


Cash flows from financing activities:
 Increase in restricted cash
(346,400)             _
 Proceeds from sale of preferred stock
100,000      5,174,308
 Proceeds from issuance of notes payable
1,475,000              _
 Payment of notes payable
(1,114,000)    (1,325,000)
 Payment of long-term debt
(238,893)             _


Net cash provided by (used in) financing activities
(124,293)     3,849,308


Net increase (decrease) in cash and cash equivalents
(1,740,667)     1,540,641

Cash and cash equivalents, beginning of year
1,767,285        226,644


Cash and cash equivalents, end of year               $
26,618     $1,767,285


See accompanying summary of significant accounting policies and notes to consolidated financial statements.
Principles of
Consolidation
The consolidated financial statements include the accounts of Tel-Com
Wireless Cable TV Corporation and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Nature of
Organization
Tele Consulting Corporation was incorporated in the State of Florida on
May 7, 1993, primarily to complete the development and begin operation of a wireless cable television transmission facility. The Company subsequently amended its articles of incorporation changing the name of the corporation to
Tel-Com Wireless Cable TV Corporation (_the Company_).

The Company's initial wireless cable television system is located in
LaCrosse, Wisconsin. The Company plans to provide television for multiple dwelling units, commercial locations and single family residences in
LaCrosse, as well as expanding through the development of additional wireless cable systems.

The Company was a development stage enterprise until January
1995 (at
which time the Company commenced operations) as defined in Statements of
Financial Accounting Standards (SFAS) No. 7 _Accounting and
Reporting by
Development Stage Enterprises._

On February 23, 1996, the Company acquired three Costa Rican corporations and commenced wireless cable operations in the Republic of Costa Rica (see
Note 1). Two of these corporations were acquired through a new, wholly-owned Costa Rican subsidiary.
Cash and
Cash Equivalents
For financial presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.
Investment
Securities
Investment securities are stated at cost and adjusted for accretion of discount and amortization of premium. Investment securities are classified as such based upon the Company's intent and ability to hold to maturity. Gains and losses on sales of investment securities are computed on a specific identifica-tion method and based upon net proceeds and adjusted book values as of the settlement date.

Generally accepted accounting principles require investment and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity to be classified as held-to-maturity securities and reported at amortized cost. Investment and mortgage-backed securities that are held principally for selling in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in income. Investment and mortgage-backed securities not classified as either held-to-maturity or trading securities are to be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Company adopted the Statement on January 1,
1994 with no material effect on the financial statements of the Company.
Property and
Equipment
Property and equipment are stated at cost. Depreciation expense is provided using the straight-line method for financial statement purposes and accelerated methods for federal income tax purposes over the estimated useful lives of the various assets, generally 5 to 25 years.
Licenses
Costs incurred to acquire or develop wireless cable channel licenses are capitalized and amortized on a straight-line basis over their expected useful lives of 40 years. Amortization of the licenses begins upon the commence-ment of operations.
Organizational
Costs
Organizational costs are stated at cost less accumulated amortization.
Amortization expense is provided using the straight-line method over a five-year period.
Net Loss per
Common Share
Net loss per common share is computed based upon the weighted average number of shares outstanding during each period. Common stock equivalents include warrants and options and have not been included since their effect would be antidilutive.
Reclassifications
Certain amounts from the 1995 financial statements were reclassified to conform to current year presentations.
Income Taxes
The Company accounts for income taxes in accordance with Statements of
Financial Accounting Standards No. 109, _Accounting for
Income Taxes_
(_FAS 109_) which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards.
Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. Certain
Significant
Risks and
Uncertainties
Operations in the United States of America are regulated by the U.S. Federal
Communications Commission and may be subject to nonrenewal, revocation or cancellation for violations of the Communications Act of 1934 that may occur.

In connection with the Company's Costa Rican operations (see
Note 1), its
operations are regulated mainly by the Radio and Television
Law _ Ley de
Radio y Television, No. 1758 of June 19, 1954 as amended and the Regula-tion of Wireless Stations _ Regulamenta de Esstaciones Inalimbrieds, No. 63 of December 11, 1956 and the Broadcasting Rule of Atlantic City and the
International Agreements Regarding Broadcasting executed in
Washington,
DC in 1949.

The pay television industry is highly competitive. Wireless cable television systems face or may face competition from several sources, including traditional and established hard-wire cable companies.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-tions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported.
Actual results could differ from those estimates.
Recent
Accounting
Pronouncements
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, _Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of_ (_SFAS
No. 121_). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company adopted SFAS No. 121 in 1996, and its implementation did not have a material effect on the consolidated financial statements.
1.  Acquisitions
On February 23, 1996, the Company acquired three companies that together hold 18 frequency licenses for broadcast of pay television
(or _wireless
cable_) services in Costa Rica together with related equipment and contracts with subscribers for pay television services.

In the first acquisition, the Company, through Fepeca de
Tournon, S.A.
(_FdT_), a new, wholly-owned Costa Rican subsidiary corporation of the
Company, acquired all of the outstanding shares of common stock of
Televisora Canal Diecinueve, S.A., a Costa Rican corporation
(_Canal 19_),
for a total purchase price of $3,000,000, $1,000,000 of which was paid at the closing and the balance is to be paid one year after the closing with interest at the rate of 3.6% per annum. The payment of this deferred amount is secured by all of the acquired shares of stock of Canal 19 and of Grupo
Masteri, S.A. and Teleplus, S.A., discussed below.

In the second acquisition, the Company, through FdT, acquired all of the outstanding shares of common stock of Grupo Masteri, S.A., a Costa Rican corporation (_Grupo_), for a total purchase price of $1,000,000 which was paid at the closing in the form of restricted shares of the Company's common stock valued at fair market value as of the date of closing. The Company has agreed to provide the Seller certain registration rights with respect to these shares.

The Company operates its wireless cable pay television business in Costa
Rica through another wholly-owned subsidiary corporation known as
TelePlus, S.A. (_TelePlus_). The Company acquired TelePlus from Seller on
February 23, 1996 and in consideration thereof, agreed to pay Seller a lump sum amount equal to $50 times the number of subscribers under contract with
TelePlus in excess of the 1,700 subscribers purchased from Seller at a date one year after TelePlus has six pay television channels broadcasting to the public. TelePlus began broadcasting six pay television channels in October
1996. Currently, TelePlus has approximately 3,000 subscribers. TelePlus leases their air-time from the broadcast channels from Canal 19 and Grupo and has acquired subscriber contracts and certain physical assets, consisting primarily of transmission equipment and subscriber reception equipment, from Grupo. The Company currently broadcasts cable programming over six channels in the Costa Rica System and has no present plans to use the 12 additional microwave channels.

The assets owned by the companies acquired consisted mainly of the frequency licenses and property and equipment. The entire purchase price of
$4,000,000 was allocated to the frequency licenses and will be amortized over a 40-year period. Due to the age and technical obsolescence of the property and equipment, no purchase price was allocated to these assets.

Pursuant to the restructuring of the note payable related to the first acquisi-tion as described in Note 14, the Seller will (i) be issued 180,000 shares of the Company's common stock with piggy back registration rights; (ii) be entitled to nominate two members to the Company's Board of Directors until such time as Seller has exercised the conversion rights under the debenture;
and (iii) receive a release from any liability in connection with the Costa Rica acquisition. The Company will adjust the purchase price of the first acquisition by the fair market value of the 180,000 shares of common stock at the date of issuance.

The following unaudited pro forma summary presents the consolidated results of operations as if the above acquisitions had occurred at the beginning of
1995, with pro forma adjustments to give effect to amortization of broadcast licenses acquired over 40 years, together with related income tax effects, and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future. The results of operations of the acquired companies for the period of
January 1, 1996 to February 23, 1996, the date of acquisition, were not significant and have been excluded from the following pro forma information:

Year ended December 31,
1995


Sales
$345,992
Net loss
$(875,614)
Loss per share
$   (.55)

2.  Investment
    Securities
As of December 31, 1995, all investments were classified as held to maturity investments and were stated at amortized cost. The amortized cost and approximate market values of investment securities were as follows:


UnrealizedUnrealized
                                      Amortized     Gross
Gross         Fair
December 31, 1995                          Cost      Gain
Loss        Value


U.S. Government and
                       agency obligations$1,250,625$7,465
$     _    $1,258,090




Amortized           Fair
December 31, 1995
Cost          Value


Due in one year or less
$1,000,625    $ 1,008,090

Due after one year through five years
_              _

Due after five years through ten years
250,000        250,000



$1,250,625    $ 1,258,090



Proceeds from the sales and maturities of investment securities were approxi-mately $1,894,000 and $1,800,000 during 1996 and 1995, respectively.

Due to the acquisition of the Costa Rican operation during 1996 (see Note 1) and the significant amount of expenditures associated with this acquisition, the Company transferred one of its investments from held to maturity to available for sale. The security had an unrealized loss of approximately
$3,000 on the date of the transfer, which was realized upon its immediate sale.
3.  Property and
    Equipment
Property and equipment are summarized as follows:

                                                  Useful
                                                   Lives
1996      1995


Leasehold improvements                      7 _ 10 years   $
12,667   $ 8,674
Furniture, fixtures and
                       office equipment          7 years
77,139    50,201
Equipment                                   5 _ 10 years
1,390,442   726,655
Vehicles                                         5 years
105,005         _



1,585,253   785,530
Less accumulated depreciation
220,018    68,872


Net property and equipment                                 $
1,365,235   $716,658



The Company had depreciation expense of $152,355 and $68,872 for 1996
and 1995, respectively.
4.  Licenses
Licenses consist of the following:

Location of License
1996         1995


LaCrosse, Wisconsin                                     $
371,493      $371,493
San Jose, Costa Rica
4,000,000            _
Stevens Point, Wisconsin
530,615            _
Wausau, Wisconsin
658,736            _



5,560,854      371,493
Less accumulated amortization
(102,410)      (9,164)


Net licenses                                            $
5,458,444      $362,329

5.  Other Assets
Other assets are summarized as follows:


1996         1995


FCC deposits (Note 8)                                   $
120,142      $     _
Other deposits
5,860       66,560
Organization costs
4,000        4,000



130,002       70,560
Less accumulated amortization
2,667        1,867


Net other assets                                        $
127,335      $68,693

6.  Commitments
Licenses Lease and Purchase Option Agreement

During 1993, the Company entered into agreements for the lease and purchase of certain channel licenses and for the lease and purchase of transmitting equipment and tower site usage in LaCrosse, Wisconsin.

Pursuant to the agreements, the Company has incurred
$371,493 of costs
related to the channel licenses. The cost of the channel licenses is amortized on a straight-line basis over 40 years beginning when the Company com-menced operations. Since the Company has satisfied its lease requirements to the lessors, the lessors transferred ownership of licenses and assigned the tower rights to the Company for $100. On March 4, 1996, the FCC approved the transfer of ownership of licenses to the Company.

Operating Leases

The Company leases its offices, certain operating facilities and equipment under several operating leases with terms expiring through 2000. The
Company is required to make minimum lease payments under these operating leases approximately as follows: 1997 _ $72,000; 1998 _ $47,000; 1999 _
$34,000 and 2000 - $4,000.


Consulting Agreements

On December 23, 1996 the Company engaged four individuals
(the
_Consultants_) to provide financial and public relations services to the
Company. The Company has issued a total of 200,000 shares of its common stock to the Consultants as compensation for the services to be provided by the Consultants pursuant to the Consulting Agreements between the
Consultants and the Company (the _Consulting Agreements_) for a 12-month period. The Consultants have each agreed to pay for all of the costs and expenses incurred by the Consultants in connection with rendering financial and public relations services to the Company pursuant to the Consulting
Agreements. The Consultants have agreed to spend not less than $500,000 in such endeavors. The cost associated with these Consulting Agreements has been recorded as prepaid consulting fees at the fair market value of the
200,000 shares on the date the agreements were signed, which was approxi-mately $988,000. These costs will be amortized over the 12-month duration of the agreements. No costs were expensed as of December 31, 1996 as no services had yet been performed under the agreements.
7.  Notes
    Payable
As of December 31, 1996 and 1995, notes payable consist of the following:


1996       1995


$2,000,000 note payable to an individual,
                       interest only at 3.6% per annum,
payable
                       monthly, principal and unpaid
interest due
                       in full February 1997, collateralized
by
                       all outstanding stock of its
subsidiaries,
                       Televisora Canal Diecinueve, S.A.;
Grupo
                       Masteri, S.A.; and Teleplus, S.A.
                       (see Note 14)                      $
2,000,000      $   _

$475,000 note payable to a bank, interest
                       only at prime plus .5% payable
quarterly,
                       principal and unpaid interest was
paid in
                       full February 1997, collateralized by
a
                       certificate of deposit in the amount
of
                       $346,400
361,000          _

Note payable to a related party, no specified
                       interest or terms of repayment
8,000      8,000


                                                          $
2,369,000      $8,000

8.  License
    Fees
On March 28, 1996, the Federal Communications Commission completed its auction of authorization to provide single channel and multichannel
Multipoint Distribution Service (_MDS_) in 493 Basic Trading
Areas
(_BTA_). The Company won bids in three markets: Hickory-
Lenoir-
Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-
Marshfield-
Wisconsin Rapids, WI. The total amount bid for these licenses, after a 15% small business credit, was $3,046,212. On April 5, 1996, the Company submitted a payment of $239,502 that, coupled with its initial deposit of
$65,120, made up the initial 10% of the down payment for acquisition of these licenses. On June 28, 1996, the Federal Communications Commission called for the second 10% of the down payment before the BTA authoriza-tions were issued. The Company had until July 8, 1996 to submit a balance of payment of $304,622 to satisfy the initial down payment total. Under confirmation of receipt of down payment, the FCC would issue the BTA authorizations. On July 8, 1996, payment of $118,936 was submitted to the
Federal Communications Commission to cover payment on the two Wiscon-sin BTAs of Sevens Point and Wausau. License fees payable to the FCC of
$951,479 for the two Wisconsin licenses will be made over the next ten years in quarterly payments. Interest charged for this installment plan would be based on the rate of the effective ten-year U.S. Treasury obligation at the time of the issuance of the BTA authorization plus two and one-half percent.

On September 1, 1996, the unpaid license fee payable of $1,671,175 for the
Hickory, NC, BTA was defaulted on. According to Section
21.959 in the
FCC MDA Audit Information Package, a maximum default payment of three percent of the defaulting bidder's bid amount would be due to the FCC. This amount, $65,544, was charged to operations in 1996. The remaining amount,
$120,142, of the deposit submitted to the FCC for Hickory, NC was recorded as a refundable deposit at December 31, 1996. In addition, the
Company will be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent auction of this license. The FCC has not yet announced plans to re-auction the Hickory, NC, BTA license.
9.  Long-Term
    Debt
Long-term debt consists of two loans, principal and interest at 9.7% and
9.25%, payable monthly through August 2000, collateralized by vehicles.
Future required principal payments under these loans are as follows: 1997 _
$5,736; 1998 _ $6,301; 1999 _ $6,508 and 2000 _ $4,166.
10. Stockholders'
    Equity
Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of _blank check_ preferred stock and to permit the Board of Directors, without shareholder approval, to establish such preferred stock in one or more series and to fix the rights, preferences, privileges and restriction thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series.

On November 25, 1996, the Company designated and sold 500 shares of
Series A convertible preferred stock at a price of $1,000 per share (the
_Preferred Shares_) to two companies (the _Buyers_) for $500,000. Under the terms of the stock subscription agreements, each Buyer delivered $50,000 in cash and a $200,000 promissory note at closing. Each promissory note provides for four weekly installments of no less than $50,000 with the final payment due no later than December 31, 1996. The Preferred
Shares are
being held in escrow and are pledged as security for the promissory notes. As of December 31, 1996, the Company had not received any of the required installment payments according to the terms of the promissory notes.

The Preferred Shares are convertible into shares of common stock of the
Company at any time by the Buyers and will be automatically converted into common stock on the effective date of a Registration Statement covering the
Preferred Shares. The conversion rate is equal to the lesser of (i) $3.25 per share of common stock or (ii) a discount of 35% from the average of the
_bid_ for five trading days prior to the effective date of a Registration
Statement covering the Preferred Shares (the _Conversion Price_). The common stock issuable upon conversion of the Preferred Shares is subject to certain registration rights. In the event such shares of common stock are not registered and available for sale pursuant to an effective registration statement within 120 days from November 25, 1996 (except in the event the promissory note described above is not timely paid or the holder of such shares is not prompt in providing the Company required information), the
Company must issue an additional number of Preferred Shares equal to 10% of the total number for each additional 30-day delay in providing an effective registration statement pursuant to which the common stock underlying the
Preferred Shares is registered and delivered to the Buyers. The Company did not complete a Registration Statement, and as discussed above, the Buyers have not made timely payments on the promissory note. Therefore, the
Company has not issued additional Preferred Shares to the Buyers subsequent to year end.

The Company has agreed not to issue any additional common stock pursuant to Regulation S of the General Regulations of the Securities and Exchange
Commission or to register any of its securities by means of a Form S-8 registration statement without the prior written consent of the Buyers, whose consent shall not be unreasonably withheld.

Subsequent to year end, the Company received payments totaling $100,000.
The Company and the Buyers mutually agreed to terminate the subscription agreements and cancel the notes receivable. As a result, the Buyers were only issued 200 of the original 500 shares of preferred stock which were being held in escrow pursuant to the agreements.

Stock Option Plan

In January 1995, the Company adopted a Stock Option Plan
(the _SOP_),
pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or nonqualified stock options. The SOP covers 200,000 shares of the Company's common stock, $.001 par value.
The SOP is administered by the Board of Directors and will expire in 2005.
Incentive stock options granted under the SOP are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the terms of an incentive stock option granted under the SOP to a stockholder owing more than ten percent of the outstanding common stock may not exceed five years and its exercise price may not be less than 110 percent of the fair market value of the common stock on the date of grant.

The Company applies APB Opinion 25, _Accounting for Stock
Issued to
Employees,_ and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensa-tion cost measured as the difference between market price and exercise price at the date of grant.

Statements of Financial Accounting Standards No. 123 (FAS
123) _Account-
ing for Stock-Based Compensation,_ requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FAS
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively:
no dividend yield for both years; an expected life of five years for both years; expected volatility of 130% and 89%; and risk-free interest rates of
6.3% and 5.7%.

Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


1996           1995


Net loss
                       As reported
$(1,382,214)     $(751,959)
                       Pro forma
(1,679,484)      (913,979)

Loss per share
                       As reported
(.70)          (.51)
                       Pro forma
(.85)          (.63)

A summary of the status of options under this plan as of December 31, 1996 and 1995 and changes during the years ending on those dates are presented below:

                                                   1996
1995
                                             Weighted-
Average   Weighted-Average
                                            SharesExercise
PriceSharesExercise Price


Balance at beginning of year                20,000
$9.85      _       $  _
 Granted                                    57,000
6.50  20,000       9.85

Balance at end of year                      77,000
$7.37 20,000       $9.85


Options exercisable at year end             77,000
$7.37 20,000       $9.85

Options granted during the year at exercise prices which
 exceed market price of stock at date of grant:
   Weighted average exercise price          40,000
$6.60 13,000       $10.18
   Weighted average fair value              40,000
5.33  13,000       8.08

Options granted during the year at exercise prices which
 equal market price of stock at date of grant:
   Weighted average exercise price          17,000
$6.45  7,000       $9.25
   Weighted average fair value              17,000
5.17   7,000       8.14

The following table summarizes information about options under the plan outstanding at December 31, 1996:

                            Options Outstanding
Options Exercisable
                       NumberWeighted-Average
Number
Range of          Outstanding    RemainingWeighted-
AverageExercisableWeighted-Average
Exercise Pricesat Dec. 31, 1996Contractual LifeExercise
Priceat Dec. 31, 1996Exercise Price


$  5.32 to    5.85     37,000       8.9years      $5.75
37,000        $5.75
$  7.50 to    8.25     20,000       4.6            7.88
20,000         7.88
$  9.25 to  10.18      20,000       9.0            9.85
20,000         9.85

                       77,000       7.8           $7.37
77,000        $7.37


Initial Public Offering

On May 10, 1995, the Company completed its initial public offering. The
Company sold 1,150,000 shares at $5 per share and 1,610,000 redeemable common stock purchase warrants at $.25 per warrant and received
$5,124,632 in proceeds, net of offering costs. The Company used these proceeds to repay indebtedness in connection with its private placements, purchase equipment and for working capital and general corporate purposes.

Stock Warrants

Redeemable Common Stock Purchase Warrants _ In connection with the public offering, the Company sold 1,610,000 redeemable common stock purchase warrants at a price of $.25 per warrant. Each warrant entitles the holder to purchase, at any time from the date of the offering through the fifth anniversary date, one share of common stock at a price of $5.75 per share.
The warrants are redeemable at a price of $.25 per warrant under certain circumstances.

Private Placement Warrants _ In August 1994 and December 1,
1994, the
Company issued an aggregate of 625,000 common stock warrants as part of the sale of units of its securities. Such warrants may be exercised no sooner than one year and no later than five years from the date of their issuance at an exercise price of $5.75 per share. The warrants provide for adjustment in the number of shares underlying the warrants upon the occurrence of certain events, such as stock dividends, stock splits or other reclassifications of the
Company's common stock, a consolidation or merger of the Company, or a liquidating distribution of the Company's common stock.

Stock Warrants _ In connection with the public offering, the Company sold underwriter's stock warrants, at a price of $.001 per warrant. A total of
100,000 warrants to purchase a like number of shares of common stock and
140,000 warrants to purchase a like number of warrants were sold. The underwriter's stock warrants are exercisable at a price of $7.50 per share, and the underwriter's warrants will be exercisable at a price of $.375 per warrant for a period of five years commencing on May 10, 1995. Each warrant underlying the underwriter's warrants is exercisable for one share of common stock at an exercise price of $5.75 per share.

None of these warrants were exercised as of December 31, 1996.

Shares Reserved

At December 31, 1996, the Company has reserved 2,675,000 shares of common stock for future issuance under all of the above arrangements.
11. Income Taxes
For the period from May 7, 1993 (date of inception) through July 31, 1994, the Company was taxed under the provisions of Subchapter
S of the Internal
    Revenue Code. On July 31, 1994, the Company's status as an S corporation was terminated, and a net operating loss carryforward of approximately
    $120,000 was generated as a result of the Company's activity during the months of August through December 1994. A reclassification of $236,541 was made from accumulated deficit to additional paid-in capital as a result of the Company's activity during the time that it was an S corporation. This was accomplished through an adjustment during the year ended
December 31,
    1995.

The components of net deferred income taxes consist of the following:


1996          1995


Deferred income tax assets:
                       Net operating loss carryforwards  $
982,200      $365,000
                       Other
7,400             _


Gross deferred income tax assets
989,600       365,000
Valuation allowance
(826,000)     (317,100)


Total deferred income tax assets
163,600        47,900


Deferred income tax liabilities:
                       Depreciation
(97,200)      (41,800)
                       Amortization
(66,400)       (6,100)


Total deferred income tax liabilities
(163,600)      (47,900)


Net deferred income taxes                                $
_      $      _


The changes in the valuation allowance for deferred income tax assets were increases of $508,900 and $246,000 during 1996 and 1995, respectively.

The following summary reconciles differences from income taxes at the federal statutory rate with the effective rate:

Year ended December 31,
1996        1995


Federal income taxes at statutory rates
(34.0%)     (34.0%)

Losses without tax benefits
34.0%       34.0%


Income taxes at effective rates
0%          0%


Unused net operating losses for income tax purposes, expiring in various amounts from 2009 through 2011, of approximately $2,505,000 are available at December 31, 1996 for carryforward against future years' taxable income.
Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership. A valuation allowance of approximately $826,000 has been offset against the tax benefit of these losses due to it being more likely than not that the deferred income tax assets will not be realized.
12. Extraordinary
    Item
The extraordinary loss in 1995 was from early repayment of 8% secured promissory notes due in 1999 obtained in two separate private placement offerings in 1994 (see Note 10).
13. Supplemental
    Cash Flow
    Information
Certain supplemental disclosure of cash flow information and noncash investing and financing activities for the years ended December 31, 1996 and
1995 is as follows:


1996      1995


Cash paid during the year for:
                       Interest                            $
197,722   $82,733


Noncash investing and financing activities:
                       Write-off of debt issuance costs    $
_   $164,447
                       Common stock issued for acquisitions
1,000,000         _
                       Common stock issued for consulting
fees 988,000         _
                       Preferred stock issued for note
receivable400,000       _
                       Licenses acquired for notes payable
1,189,361         _
                       Note payable issued in connection
                        with acquisition
2,000,000         _
                       Long-term debt incurred in connection
with
                        the purchase of property and
equipment  23,732         _


14. Subsequent
    Event
On February 12, 1997, the Company and Seller entered in an
agreement
providing for the restructuring of the note given by the
Company to Seller as
payment for the acquisition of Canal 19. This agreement was
amended and
restated by a letter agreement dated February 21, 1997. The
agreement, as
amended and restated, provided for the Company to make a
payment of
$625,000 toward reduction of the principal balance of the
note on or before
March 7, 1997. The remaining principal balance, plus accrued interest
thereon, was to be paid on or before February 23, 1998,
provided that, with
an additional payment of $100,000, the Company could extend
such maturity
date for an additional period of six months. The Company
paid Seller a
deposit of $50,000 on February 24, 1997 and, as
consideration for the
restructuring of the note, agreed to issue to Seller 100,000 shares of its
common stock, par value $.001 per share, having certain
piggy back
registration rights. The $50,000 deposit was to be applied
toward the
principal balance of the note provided, however, that if the
$625,000
principal reduction payment was not timely paid, Seller could retain such deposit. The Company failed to pay the $625,000 payment, the $50,000 was retained and on April 2, 1997, Seller declared the Note to be in default.

On April 14, 1997, the Company entered into a letter of understanding with the Seller for the restructuring of the $2 million debt into a convertible debenture to mature in 12 months with interest to accrued at 12% per annum
(7% to be paid monthly and 5% at maturity). The principal amount of the debenture will be $2 million plus certain expenses owed or reimbursable to
Seller at the issue date of the debenture. At the Company's option, $1 million of this amount may be extended for an additional period of 12 months with interest to accrue on such amount at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity). The Seller will have the option, exercisable within six months of the issue date of the debenture, to elect to extend the maturity date of the debenture of an additional 12 months, in which event, commencing on the first day of the 13th month after the issue date of the debenture, one-half of the principal amount will accrued interest at 12% per annum (7% to be paid monthly in arrears and 5% to be paid at maturity) and one-half of the principal amount will accrue interest at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity).

As consideration for this debt structuring, Seller will (i) be issued 180,000 shares of the Company's common stock with piggy back registration rights;
(ii) be entitled to nominate two members to the Company's
Board of
Directors until such time as Seller has exercised the conversion rights under the debenture; and (iii) receive a release from any liability in connection with the Costa Rica acquisition.

The debenture will be convertible by Seller into the Company's common stock at any time after the issue date prior to payment of the debenture on at least 30 days' advance notice to the Company. The conversion price is equal to the lesser of (a) $1.00 per share of common stock or (b) a price per share of common stock equal to the average of the closing _bid_ for the
Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. The Company also will reserve for issuance upon conversion a sufficient number of shares of common stock and will register such reserved shares and maintain an effective registration statement for such shares for a period of 26 months.

The Seller will have the option to the return of the 12 microwave frequency licenses held by Canal 19 in exchange for the Company's use of part of
Seller's Channel 19 offices for an additional sales office and the provision to the Company of approximately $25,000 to $30,000 per year in advertising on
Channel 19 for up to five years.

If the Company defaults in its obligations under the debenture, then Seller will be entitled to a transfer of all stock of Canal 19, Grupo and TelePlus and to the right to purchase all capital assets of the Company in Costa Rica for fair market value. The assets of Canal 19 consist primarily of rights to licenses, for which applications are pending with the Republic of Costa Rica, for the exclusive use of these _superband_ television frequency channels and twelve microwave frequency channels. The assets of Grupo consist primarily of licenses for the exclusive use of three UHF frequency channels. The assets of Teleplus consist primarily of subscriber contracts, transmission equipment and subscriber reception equipment necessary for the operation of the Costa
Rican wireless cable television service.

The Company and Seller are currently negotiating and drafting the terms of definitive agreements to reflect the terms of the preliminary understanding.
Pending the execution of definitive agreements, Seller has agreed to abate any proceedings or remedies for default of the debt. While the Company is optimistic that definitive agreements on the terms described above will be executed in due course, no assurance thereof can be given.
15. Going Concern
    Consideration

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations. At December 31, 1996, the
Company had an accumulated deficit of approximately
$2,285,000 and a
working capital deficit of approximately $1,120,000.

During the year ended December 31, 1996, the Company was successful in acquiring two companies with broadcast channel rights in Costa Rica and won
FCC bids for three FCC broadcast channel licenses in the U.S. The
Company expended significant capital to complete these acquisitions and make initial payments towards the FCC licenses.

The Company's expansion activities and net losses have placed substantial pressure on the working capital and liquidity of the Company. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Although the Company believes that funds expected to be generated from operations and additional debt or equity financing will be sufficient to fund the Company's working capital requirements for at least six months following the Company's planned registration with the SEC of unissued common stock in the second quarter of 1997, there can be no assurance that the Company will be able to procure additional capital through public or private financing efforts or generate sufficient revenues to fund its operations after such period. The Company is actively pursuing additional financing alternatives. However, the Company has no arrangements or commitments for additional capital. The Company does not currently have any available bank credit facilities. The ability of the Company to finance its activities and growth will depend on its ability to procure additional financing, achieve a profitable level of operations, consummate its agreement to restructure the $2,000,000 note payable related to the Costa Rica acquisition (see Notes 1 and 14) and meet its financial obligation to the U.S.
government to avoid defaulting on the FCC licenses purchased at auction.

_______________________________
(1) Represents excess of fair market value of common stock underlying options on date of grant over exercise price.