Form 10QSB
period 1997-03-31
TEL COM WIRELESS CABLE TV CORP
filed 1997-05-14
CIK 929061

12

                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                 ______________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended March 31, 1997

                 _______________________________

                 Commission File Number 0-25896


              TEL-COM WIRELESS CABLE TV CORPORATION

     (Exact name of registrant as specified in its charter)


           Florida                           59-3175814
 (State or other jurisdiction              (IRS Employer
              of                        Identification No.)
incorporation or organization)
                                               32118
501 N. Grandview Avenue, Suite               (Zip Code)
             201
    Daytona Beach, Florida
    (Address of principal
      executive offices)

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


                         YES  X    NO___

     On March 31, 1997, there were 2,196,212 Shares of Common
Stock, $.001 par value per Share, outstanding.
              TEL-COM WIRELESS CABLE TV CORPORATION

                      Index to Form 10-QSB
                For Quarter Ended March 31, 1997


PART I.   FINANCIAL INFORMATION                        PAGE NO.

     Item 1.   Financial Statements
          Balance Sheets                                    3
          Statements of Operations
4
          Statements of Cash Flows
5
          Notes to Financial Statements
6

     Item 2.   Management's Discussion
10

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
12
     Item 2.   Changes in Securities
12
     Item 3.   Defaults Upon Senior Securities
12
     Item 4.   Submission of Matters to a Vote of Security
Holders        12
     Item 5.   Other Information
12
     Item 6.   Exhibits and Reports on Form 8-K
12

               Index to Exhibits
12

SIGNATURES                                                  12
              TEL-COM WIRELESS CABLE TV CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                                                  ASSETS

                                          March 31, 1997
December 31, 1996
CURRENT ASSETS
                                      (Unaudited)
  Cash and Cash Equivalents               $35,636        $26,618
  Restricted Cash                               0        346,400
  Accounts Receivable - Trade              15,398         18,739
  Prepaid Consulting Fees                 740,997        988,000
  Prepaid Expenses                         15,007         44,552

TOTAL CURRENT ASSETS                      807,038      1,424,309

PROPERTY & EQUIPMENT, NET (Note 3)      1,425,938      1,365,235

LICENSES, NET (Note 4)                  5,428,920      5,458,444

OTHER ASSETS, NET (Note 4)                135,848        127,335

TOTAL ASSETS                          $ 7,797,744    $ 8,375,323

                                      LIABILITIES & STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
  Accounts Payable                       $210,309       $153,276
  Accrued Liabilities                      17,103         16,787
  Short Term & Automobile Loans            21,108         22,711
  Notes Due to Stockholders             2,050,000      2,008,000
  Notes Due to Bank                             0        361,000

TOTAL CURRENT LIABILITIES               2,298,520      2,561,774

LONG TERM LIABILITIES                     951,479        951,479

STOCKHOLDERS' EQUITY
  Preferred Stock                               3              1
  Common Stock                              2,196          2,196
  Additional Paid-in Capital            7,344,719      7,544,720
  Accumulated Deficit                 (2,799,172)    (2,284,847)

                                        4,547,745      5,262,070
  Less:  Stock Subscription                     0      (400,000)
Receivable
                                        4,547,745      4,862,070
TOTAL STOCKHOLDERS' EQUITY


TOTAL LIABILITIES & STOCKHOLDERS'      $7,797,744     $8,375,323
                           EQUITY


         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              TEL-COM WIRELESS CABLE TV CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS





                                              Three
                                              Months
                                              Ended
                                              March
                                               31,
                                               1997       1996
                                             (Unaudi     (Unaudi
                                               ted)       ted)

REVENUE                                      $226,10     $83,213
                                                   8

COST OF SALES                                 37,253      15,089

GROSS PROFIT                                 188,855      68,124

EXPENSES
Total General Expenses                       691,495     279,710

OPERATING LOSS                               (502,64     (211,58
                                                  0)          6)

Other Income (Expense)
    Interest Income                            4,069      27,069
    Interest Expense                         (15,753     (6,000)
                                                   )
Total Other Income (Expense)                 (11,684      21,069
                                                   )

NET LOSS                                     ($514,3     ($190,5
                                                 24)         17)

WEIGHTED AVG. NO. OF
 COMMON SHARES OUTSTANDING                   2,196,2     1,923,8
                                                  12          89

NET LOSS PER COMMON SHARE                    ($0.23)     ($0.10)










         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              TEL-COM WIRELESS CABLE TV CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Three
                                        Months
                                         Ended
                                       March 31,

                                         1997           1996

                                      (Unaudited     (Unaudited
                                           )             )
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                            ($514,324)     ($190,517)
     Adjustments to reconcile net
loss to net cash
     used in operating activities
       Amortization & Depreciation        78,921        26,612
expense
       Increase (Decrease) in            (3,209)         4,935
Accounts Receivable
       Increase (Decrease) in            276,548      (22,647)
Prepaid Expenses
       Increase (Decrease) in             57,033      (61,652)
Accounts Payable
       Increase (Decrease) in Other          316      (18,675)
Accrued Liabilities

                   NET CASH USED IN
               OPERATING ACTIVITIES    (104,715)     (261,944)

CASH FLOWS FROM INVESTING
ACTIVITIES
     Acquisition of Equipment          (111,366)     (164,141)
     Acquisition of Licenses                   0     (1,000,000
                                                             )
     Acquisition of Investments                0     (505,000)
     Proceeds from Sale of               346,400             0
Investments
     Increase in Deposits                  (697)       (4,000)
                   NET CASH USED IN
               INVESTING ACTIVITIES      234,337     (1,673,141
                                                             )


CASH FLOWS FROM FINANCING
ACTIVITIES
     Proceeds from Bank Loans                  0     1,475,000
     Proceeds from Officer Loans          42,000             0
     Proceeds from Sale of               200,000             0
Preferred Stock
     Repayment of Bank Loans           (361,000)             0
     Repayment of Short Term Loans       (1,604)             0
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES    (120,604)     1,475,000

     NET INCREASE(DECREASE) IN CASH        9,018     (460,085)

        CASH AT BEGINNING OF PERIOD       26,618     1,767,285

              CASH AT END OF PERIOD      $35,636     $1,307,200


         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              TEL-COM WIRELESS CABLE TV CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 1997
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

          Supplemental disclosure of cash flow information:
                                              Three Months
                                                    Ended
                                                 March 31,
                                              1997       1996
          Cash paid during the period:
            Interest                              15,753
          6,000

NOTE  3   PROPERTY & EQUIPMENT
          Property and equipment are summarized as follows:

          Leasehold improvements             $      12,667
          Furniture, fixtures &                   246,769
          office
          Equipment                             1,437,184
                           Subtotal             1,696,620
          Less accumulated                        270,682
          depreciation

          Net property & equipment           $   1,425,938

NOTE  4   LICENSES & OTHER ASSETS
          Other assets are summarized as follows:

          Licensing fees                     $   1,560,855
          Costa Rican licenses                  4,000,000
          Deposits                                126,698
          Organization costs                        4,000
          Loans to Stockholders                     6,550
                           Subtotal             5,698,103
          Less accumulated                        133,335
          amortization

          Net other assets                   $   5,564,768

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

          On March 28, 1996, the Federal Communications Commission completed its auction of authorizations to provide single channel and Multichannel Multipoint Distribution Service (MDS) in 493 Basic Trading Areas. The Company won bids in 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The total amount bid for these licenses, after a 15% small business
          credit, was $3,046,212.   On April 5, 1996, the Company
          submitted a payment of $239,502, that, coupled with its initial deposit of $65,120, made up the initial 10% of the down payment for acquisition of these licenses. On June 28, 1996, the Federal Communications Commission called for the second 10% of the down payment before the authorizations were issued. The Company had until July 8, 1996, to submit a balance of payment of $304,622 to satisfy the initial down payment total. Under confirmation of receipt of down payment, the FCC would issue the authorizations. On July 8, 1996, payment of $118,936 was submitted to the Federal Communications Commission to cover payment on the two Wisconsin markets of Stevens Point and Wausau. License fees payable to the FCC of $951,479 for the two Wisconsin licenses will be made over the next ten years in quarterly payments. Interest charged for this installment plan would be based on the rate of the effective ten-year US Treasury obligation at the time of the issuance of the authorization plus two and one half (2 1/2) percentage.

          On September 1, 1996, the unpaid license fee payable of $1,71,175 for the Hickory, NC, license was defaulted. According to Section 21.959 in the FCC MDA Audit Information Package, a maximum default payment of three percent of the defaulting bidder's bid amount would be due to the FCC. This amount, $65,544, was charged to operations in 1996. The remaining amount, $120,142, of the deposit submitted to the FCC for Hickory, NC, was recorded as a refundable deposit at December 31, 1996. In addition, the Company will be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent auction of this license. The FCC has not yet announced plans to re-auction the Hickory, NC, license.

          Costa Rica Licenses
          On February 7, 1996, the Company signed two agreements for the acquisition of three companies that together hold 18 frequency licenses for broadcast of pay television (or "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers for pay television services. These agreements were amended and restated on February 22, 1996. The closing of the three acquisitions was consummated on February 23, 1996.

          In the first acquisition, the Company, through Fepeca deTournon, S.A. ("FdT"), a new, wholly owned Costa Rican subsidiary corporation of the Company, acquired all of the outstanding shares of common stock of Televisora Canal Diecinueve, S.A., a Costa Rican corporation ("Canal 19"), for a total purchase price of $3 million; $1 million of which was paid at the closing and the balance to be paid one year after the closing with interest at the rate of 3.6% per annum. The payment of this deferred amount is secured by all of the acquired shares of stock of Canal 19 and of Grupo Masteri, discussed below.

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

          The Company operates its wireless cable pay television business in Costa Rica through another wholly owned subsidiary corporation known as TelePlus, S.A. ("TelePlus"). The Company acquired TelePlus from Seller on February 23, 1996, and in consideration thereof, agreed to pay Seller a lump sum amount equal to $50 times the number of subscribers under contract with TelePlus in excess of the 1,700 subscribers purchased from Seller at a date one year after TelePlus has six pay television channels broadcasting to the public. TelePlus began broadcasting six pay television channels in October 1996. Currently, TelePlus has approximately 3,000 subscribers.

          The cost of the channel licenses is amortized on a straight-line basis over 40 years beginning when the acquisition of the licenses was consummated.

NOTE 6         COSTA RICAN REVENUES AND EXPENSES
          Costa Rican revenues and expenses were calculated monthly using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of the business day on the last day of each applicable month. The exchange rate on March 31, 1997, was 226.15 Colons per 1 US Dollar.

NOTE 7    LOAN RESTRUCTURE
          On February 12, 1997, the Company and Seller entered into an agreement providing for the restructuring of the note given by the Company to Seller as payment for the acquisition of Canal 19. This agreement was amended and restated by a letter agreement dated February 21, 1997. The agreement, as amended and restated, provided for the Company to make a payment of $625,000 toward reduction of the principal balance of the note on or before March 7, 1997. The remaining principal balance, plus accrued interest thereon, was to be paid on or before February 23, 1998, provided that, with an additional payment of $100,000, the Company could extend such maturity date for an additional period of six months. The Company paid Seller a deposit of $50,000 on February 24, 1997, and, as consideration for the restructuring of the note, agreed to issue to Seller 100,000 shares of its common stock, par value $.001 per share, having certain piggy back registration rights. The $50,000 deposit was to be applied toward the principal balance of the note provided, however, that if the $625,000 principal reduction payment was not timely paid, Seller could retain such deposit. The Company failed to pay the $625,000 payment, the $50,000 was retained and on April 2, 1997, Seller declared the Note to be in default.

          On April 14, 1997, the Company entered into a letter of understanding with the Seller for the restructuring of the $2 million debt into a convertible debenture to mature in 12 months with interest to accrue at 12% per annum (7% to be paid monthly and 5% at maturity). The principal amount of the debenture would be $2 million plus certain expenses owed or reimbursable to Seller at the issue date of the debenture. At the Company's option, $1 million of this amount may be extended for an additional period of 12 months with interest to accrue on such amount at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity). The Seller will have the option, exercisable within six months of the issue date of the debenture, to elect or extend the maturity date of the debenture of an additional 12 months, in which event, commencing on the first day of the 13th month after the issue date of the debenture, one-half of the principal amount will accrue interest at 12% per annum (7% to be paid monthly in arrears and 5% to be paid at maturity) and one-half of the principal amount will accrue interest at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity).

          As consideration for this debt structuring, Seller will
          (i) be issued 180,000 shares of the Company's common stock with piggy back registration rights; (ii) be entitled to nominate two members to the Company's Board of Directors until such time as Seller has exercised the conversion rights under the debenture; and(iii) receive a release from any liability in connection with the Costa Rica acquisition.

          The debenture will be convertible by Seller into the Company's common stock at any time after the issue date prior to payment of the debenture on at least 30 days' advance notice to the Company. The conversion price is equal to the lesser of (1) $1.00 per share of common stock or (2) a price per share of common stock equal to the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. The Company also will reserve for issuance upon conversion a sufficient number of shares of common stock and will register such reserved shares and maintain an effective registration statement for such shares.

          The Seller will have the option to the return of the 12 microwave frequency licenses held by Canal 19 in exchange for the Company's use of part of Seller's Channel 19 offices for an additional sales office and the provision to the Company of approximately $25,000 to $30,000 per year in advertising on Channel 19 for up to five years.

          If the Company defaults in its obligations under the debenture, then Seller will be entitled to a transfer of all stock of Canal 19, Grupo and TelePlus and the right to purchase all capital assets of the Company in Costa Rica for fair market value. The capital assets of TelePlus consist primarily of subscriber contracts, transmission equipment and subscriber reception equipment necessary for the operation of the Costa Rican wireless cable television service.

          The Company and Seller are currently negotiating and drafting the terms of definitive agreements to reflect the terms of the preliminary understanding. Pending the execution of definitive agreements, Seller has agreed to abate any proceedings or remedies for default of the debt until May 19, 1997. While the Company is optimistic that definitive agreements on the terms described above will be executed in due course, no assurance thereof can be given.

NOTE 8    FINANCING - STOCK PURCHASE
          On November 25, 1996, the Company accepted a
          Subscription Agreement for a total of 500 shares of its Series A Convertible Preferred Stock at a price of $1,000 per share (the "Preferred Shares"), 250 to Amber Capital Corporation and 250 to Investor Resource Services, Inc. (the "Buyers") for a total Subscription price of $500,000. Each Buyer delivered $50,000 at closing ($100,000 total), and a promissory note for $200,000. Each buyer paid an addition $50,000 ($100,000 total) against the Note on January 8, 1997. The balance of the Note, which was due on January 31, 1997, was not paid, and the Company and the Buyers have agreed to terminate the balance of the Subscription Agreements and cancel the Notes.

          On March 14, 1997, Aurora Capital purchased a total of
          100 shares of the Company's Series B Convertible
          Preferred Stock for a total price of $100,000.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          Since the Company started operations in its initial wireless cable television system in LaCrosse, Wisconsin (the "LaCrosse System") in September 1994, the Company reached a level of programming services delivered to approximately 1,300 subscribers on March 31, 1997. On February 23, 1996, the Company began providing services for approximately 1,712 subscribers in its newly acquired Costa Rican company TelePlus, S.A. (the "Costa
Rican System").   It relaunched a newly defined system on
September 15, 1996. Installation of new subscribers into the system began after all existing subscribers who desired continuing services were upgraded. As of March 31, 1997, the Costa Rican System had approximately 3,000 subscribers. On March 28, 1996, the company successfully bid for authorizations to 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The areas in Wisconsin are designated as future wireless cable television systems. The NC market has been abandoned

Three  Months Ended 1997  versus 1996
          The Company had revenues of $226,108 for the three months ended March 31, 1997, compared to $83,213 during the same period in 1996. Revenues were primarily generated from subscription fees, installation charges and subscriber cable equipment sales. The Costa Rican System generated income of $120,357 for the 3 months of the first quarter 1997, while the LaCrosse System had revenues of $98,394 during the same 3 month period related to subscription services. The Company had a total interest and miscellaneous income for the same three months of $11,426 from its various security investments and miscellaneous income adjustments to outstanding liabilities.

          Cost of sales for both the Costa Rica System and the LaCrosse System for the three months ending March 31, 1997, were $37,253. This amount reflects the increased costs of programming for the six channels of pay TV broadcast in Costa Rica added to the LaCrosse System costs, since December 31, 1996. During the comparable period of 1996, the Company had a cost of sales of $15,089.

          Expenses for the three months ended March 31, 1997, consisted primarily of broadcast costs, general and administrative expenses, and interest expense. The Costa Rican System, the LaCrosse System and Corporate office had total operating expenses of $691,496. During the comparable period of 1996, the Company had operating expenses of $279,710. This increase in operating expenses reflects the increase of costs relative to cable hardware accessories necessary to accommodate the increase in subscriber services and the additional expense of the Costa Rican System in comparison to the previous year. It also reflects the inherent costs associated with expansion.

          The Company had a net loss of $514,324 for the three months ended on March 31, 1997, in comparison to $190,517 during the same period in 1996. This increase in net loss reflects the continued build-up of operations in Costa Rica, the operation of the LaCrosse System, and the professional services necessary to assure compliance with FCC, SEC, and Costa Rican regulation.

Liquidity
          On March 31, 1997, the Company had property and transmission equipment valued at a cost of $1,425,938 net of adjusted depreciation as compared to $857,442 at March 31, 1996, and $1,365,235 at December 31, 1996. This increase in property primarily reflects the capitalization of the Costa Rican System.

          During the three months ended March 31, 1997, the Company used cash primarily to fund operating losses, purchase transmission equipment and for costs accompanying its capitalization of the Costa Rican System. Cash increased from $26,618 on December 31, 1996, for the three months ending on March 31, 1997, to $35,636 primarily due to the receipt of cash from operating activities, the increased collection of aging accounts receivable and the sale of Preferred stock.

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

          Profitability will be determined by the Company's ability to maximize revenue from subscribers while maintaining variable expenses. Significant increases in revenues will generally come from subscriber growth. Currently, the Company has eight employees domestically and twenty-three employees in Costa Rica. There are additional plans to increase employees in the Costa Rican location.


                    PART II OTHER INFORMATION

ITEM 1         Legal Proceedings:  None
ITEM 2         Changes in Securities:  None
ITEM 3         Defaults Upon Senior Securities:  None
ITEM 4         Submission of Matters to a Vote of Security
Holders:  None
ITEM 5         Other Information:  None
ITEM 6         Exhibits and Reports on Form 8-K

          Reports on Form 8-K.     The Company filed the
following Current Reports on Form 8-K during the first quarter of 1997:
          Amendment No.3 to Current Report on Form 8-K/A dated February 12, 1997, as further amended by Amendment No. 4 to Current Report on Form 8-K/A dated February 27, 1997. These Amendments amend the Current Report on form 8-K dated February 12, 1996, as amended by Amendment to Current Report on Form 8-K/A dated February 23, 1996, as further amended by Amendment No. 2 to Current Report on Form 8-K/A dated May 20, 1996, reporting under
Item 2 acquisitions of stock and/or assets in certain Costa Rican companies. On February 12, 1997, the Company and Melvin Rosen ("Seller") entered in an agreement providing for the restructuring of the promissory note (the "Note") dated February 23, 1996, in the original principal amount of $2,000,000, given by the Company to Seller in connection with the acquisition of Televisora Canal Diecinueve, S.A. The agreement was amended and restated by the parties on February 21, 1997.


                        INDEX TO EXHIBITS

Exhibit 2 Plans of Acquisition:

          2.1 Letter Agreement Dated February 12, 1997, between the Company and Melvin Rosen was filed as Exhibit 2 to the Current Report on form 8-K/A dated February 14, 1997, and is incorporated herein by reference.

          2.2  Amended and Restated Letter Agreement dated
               February 21, 1997, between the Company and Melvin
               Rosen Was filed as Exhibit 2 to the Current Report on Form 8-K/A dated February 27, 1997, and is incorporated herein by reference.




     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TEL-COM WIRELESS CABLE TV CORPORATION



Date:     May 9, 1997              By:  /s/ FERNAND L. DUQUETTE
                              Fernand L. Duquette, President
                              and Principal Financial Officer