Form 10QSB
period 1997-06-30
TEL COM WIRELESS CABLE TV CORP
filed 1997-08-20
CIK 929061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         -------------------------------

                         COMMISSION FILE NUMBER 0-25896

                      TEL-COM WIRELESS CABLE TV CORPORATION

             (Exact name of registrant as specified in its charter)


        FLORIDA                                             59-3175814
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)

       1506 N.E. 162ND STREET
      NORTH MIAMI BEACH, FLORIDA                               33162
(Address of principal executive offices)                    (Zip Code)


                                  305-947-3010
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X] NO [ ]

         On August 15, 1997, there were 2,196,212 Shares of Common Stock, $.001 par value per Share, outstanding.

                      TEL-COM WIRELESS CABLE TV CORPORATION

                              Index to Form 10-QSB
                         For Quarter Ended June 30, 1997

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
         ITEM 1.  FINANCIAL STATEMENTS
                  Balance Sheets                                            3
                  Statements of Operations                                  4
                  Statements of Cash Flows                                  5
                  Notes to Financial Statements                             6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10

PART II. OTHER INFORMATION                                                 12


SIGNATURES                                                                 12


ITEM 1. FINANCIAL INFORMATION

                     TEL-COM WIRELESS CABLE TV CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                         ASSETS


                                           JUNE 30, 1997    DECEMBER 31, 1996
                                            (unaudited)
                                            ------------    -----------------
CURRENT ASSETS
  Cash and Cash Equivalents                 $     17,826       $     26,618
  Restricted Cash                                      0            346,400
  Accounts Receivable - trade                     24,302             18,739
  Prepaid consulting fees (Note)                 494,000            988,000
  Prepaid Expenses                                 3,708             44,552
                                            ------------       ------------
TOTAL CURRENT ASSETS                             539,836          1,424,309

PROPERTY & EQUIPMENT, net (Note)               1,449,694          1,365,235

LICENSES, net (Note)                           5,400,867          5,458,444

OTHER ASSETS (Note)                              135,647            127,335
                                            ------------       ------------
TOTAL ASSETS                                $  7,526,044       $  8,375,323
                                            ============       ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                          $    354,144       $    153,276
  Accrued Liabilities                             16,845             16,787
  Short Term Loans                                19,504             22,711
  Notes Due To Stockholders                      123,000          2,008,000
  Notes Due To Bank                                    0            361,000
                                            ------------       ------------
TOTAL CURRENT LIABILITIES                        513,493          2,561,774

  License Fees Payable                           951,479            951,479
  Long-Term Debt                               2,000,000                  0
                                            ------------       ------------

TOTAL LIABILITIES                              3,464,972          3,513,253

STOCKHOLDERS' EQUITY
  Preferred Stock                                      3                  1
  Common Stock                                     2,196              2,196
  Additional Paid-in Capital                   7,344,720          7,544,720
  Accumulated Deficit                         (3,285,847)        (2,284,847)
                                            ------------       ------------

                                               4,061,072          5,262,070
  Less:  Stock subscription receivable                 0           (400,000)
                                            ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                  $  7,526,044       $  8,375,323
                                            ------------       ------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS


                     TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                              --------------------------    --------------------------
                                   1997          1996          1997           1996
                              -----------    -----------    -----------    -----------
                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

REVENUE                           262,314        125,232    $   488,422    $   208,445

COST OF SALES                      31,404         22,806         68,657         37,895
                              -----------    -----------    -----------    -----------

GROSS PROFIT                      230,910        102,426        419,765        170,550

EXPENSES
Total General Expenses            667,178        446,622      1,358,673        726,332
                              -----------    -----------    -----------    -----------
OPERATING LOSS                   (436,268)      (344,196)      (938,908)      (555,782)

Other Income(Expense)
  Interest Income                     273         39,061          4,342         66,130
  Interest Expense                (50,682)       (41,619)       (66,435)       (47,619)
                              -----------    -----------    -----------    -----------
Total Other Income(Expense)       (50,409)        (2,558)       (62,093)        18,511
                              -----------    -----------    -----------    -----------
NET LOSS                      ($  486,677)   ($  346,754)   ($1,001,001)   ($  537,271)
                              ===========    ===========    ===========    ===========

WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING     2,196,212      1,996,212      2,196,212      1,971,768
                              ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE     ($     0.22)   ($     0.17)   ($     0.46)   ($     0.27)
                              ===========    ===========    ===========    ===========






                  SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS


                     TEL-COM WIRELESS CABLE TV CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                         --------------------------
                                                             1997           1996
                                                         (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               ($1,001,001)   ($  537,271)
     Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization & Depreciation Expense                   157,838         53,224
       (Decrease)Increase in Accounts Receivable              (5,563)         5,461
       (Decrease)Increase in Prepaid Expenses                534,848        (29,098)
       (Decrease)Increase in Accounts Payable                200,868        (39,493)
       (Decrease)Increase in Other Accrued Liabilities            58        (20,793)
                                                         -----------    -----------
                             NET CASH USED IN
                         OPERATING ACTIVITIES               (112,952)      (567,970)
                                                         ===========    ===========
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Equipment                               (185,786)      (548,861)
     Acquisition of Licenses                                       0     (1,304,632)
     Acquisition of Investments                                    0       (505,000)
     Proceeds from Cashing Government Securities                   0      1,000,625
     Proceeds from Sale of Investments                       346,400              0
     (Decrease)Increase in Deposits                             (697)        60,700
                                                         -----------    -----------
                             NET CASH USED IN
                         INVESTING ACTIVITIES                159,917     (1,297,168)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Bank Loans                                      0      1,475,000
     Proceeds from Officers' Loans                           115,000              0
     Repayment of Bank Loans                                (361,000)    (1,060,458)
     Loan to Stockholder                                      (6,550)        (6,550)
     Proceeds from Sale of Stock                             200,000              0
     Repayment of Short Term Loans                            (3,207)             0
                                                         -----------    -----------
                         NET CASH PROVIDED BY
                         FINANCING ACTIVITIES                (55,757)       407,992
                                                         -----------    -----------

                         NET DECREASE IN CASH                 (8,792)    (1,457,146)

                  CASH AT BEGINNING OF PERIOD                 26,618      1,767,285
                                                         -----------    -----------

                        CASH AT END OF PERIOD            $    17,826    $   310,139
                                                         ===========    ===========




                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                      TEL-COM WIRELESS CABLE TV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         Six Months Ended June 30, 1997
                                   (Unaudited)

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

NOTE 2         SUPPLEMENTAL CASH FLOW INFORMATION

               Supplemental disclosure of cash flow information:

                                                                                THREE MONTHS            SIX MONTHS
                                                                                 ENDED                     ENDED
                                                                                JUNE 30,__              JUNE 30,__
                                                                           ---------------------  ---------------------
                                                                               1997       1996        1997      1996
                                                                           ---------------------  ---------------------
                  Cash paid during the period:
                    Interest                                               $ 50,682     41,619      66,435    47,619

NOTE  3        PROPERTY & EQUIPMENT

               Property and equipment are summarized as follows:

               Leasehold improvements                                             $          12,667
               Furniture, fixtures & office                                                 246,769
               Equipment                                                                  1,511,603
                                                                                  -----------------
                                                       Subtotal                           1,771,039

               Less accumulated depreciation                                                321,345
                                                                                  -----------------

               Net property & equipment                                           $       1,449,694
                                                                                  =================

NOTE 4 LICENSES & OTHER ASSETS Other assets are summarized as follows:

               Licensing fees                                                     $       1,560,855
               Costa Rican licenses                                                       4,000,000
               Deposits                                                                     126,698
               Organization costs                                                             4,000
               Loans to Stockholders                                                              0
                                                                                  -----------------
                                                       Subtotal                           5,691,553

               Less accumulated amortization                                                161,588

                                                                                  -----------------

               Net other assets                                                   $       5,529,965
                                                                                  =================


NOTE 5         COMMITMENTS
               LICENSES
               --------
               During 1993, the Company entered into agreements for the lease and purchase of certain channel licenses and for the lease and purchase of transmitting equipment and tower site usage in LaCrosse, Wisconsin.

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

               On March 28, 1996, the Federal Communications Commission completed its auction of authorizations to provide single channel and Multichannel Multipoint Distribution Service (MMDS) in 493 Basic Trading Areas. The Company won bids in three markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The total amount bid for these licenses, after a 15% small business credit, was $3,046,212. On April 5, 1996, the Company submitted a payment of $239,502, that, coupled with its initial deposit of $65,120, made up the initial 10% of the down payment for acquisition of these licenses. On June 28, 1996, the Federal Communications Commission called for the second 10% of the down payment before the authorizations were issued. The Company had until July 8, 1996, to submit a balance of payment of $304,622 to satisfy the initial down payment total. Under confirmation of receipt of down payment, the FCC would issue the authorizations. On July 8, 1996, payment of $118,936 was submitted to the Federal Communications Commission to cover payment on the two Wisconsin markets of Stevens Point and Wausau. License fees payable to the FCC of $951,479 for the two Wisconsin licenses will be made over the next ten years in quarterly payments. Interest charged for this installment plan would be based on the rate of the effective ten-year US Treasury obligation at the time of the issuance of the authorization plus two and one half (2 1/2) percent.

               On September 1, 1996, the unpaid license fee payable of $171,175 for the Hickory, NC, license was defaulted. According to Section
               21.959 in the FCC MDA Audit Information Package, a maximum default payment of three percent of the defaulting bidder's bid amount would be due to the FCC. This amount, $65,544, was charged to operations in 1996. The remaining amount, $120,142, of the deposit submitted to the FCC for Hickory, NC, was recorded as a refundable deposit at December 31, 1996. In addition, the Company will be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent auction of this license. The FCC has not yet announced plans to re-auction the Hickory, NC, license.

               COSTA RICA LICENSES
               -------------------
               On February 7, 1996, the Company signed two agreements for the acquisition from Melvin Rosen (the "Seller") of three companies that together hold 18 frequency licenses for broadcast of pay television (or "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers for pay television services. These agreements were amended and restated on February 22, 1996. The closing of the three acquisitions was consummated on February 23, 1996.

               In the first acquisition, the Company, through Fepeca deTournon, S.A. ("FdT"), a new, wholly owned Costa Rican subsidiary corporation of the Company, acquired all of the outstanding shares of common stock of Televisora Canal Diecinueve, S.A., a Costa Rican corporation ("Canal 19"), for a total purchase price of $3 million, $1 million of which was paid at the closing and the balance to be paid one year after the closing with interest at the rate of 3.6% per annum. The payment of this deferred amount is secured by all of the acquired shares of stock of Canal 19 and of Grupo Masteri, discussed below.

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

               The Company operates its wireless cable pay television business in Costa Rica through another wholly owned subsidiary corporation known as TelePlus, S.A. ("TelePlus"). The Company acquired TelePlus from Seller on February 23, 1996, and in consideration thereof, agreed to pay Seller a lump sum amount equal to $50 times the number of subscribers under contract with TelePlus in excess of the 1,700 subscribers purchased from Seller at a date one year after TelePlus has six pay television channels broadcasting to the public. TelePlus began broadcasting six pay television channels in October 1996. Currently, TelePlus has approximately 4,000 subscribers.

               The cost of the channel licenses is amortized on a straight-line basis over 40 years beginning when the acquisition of the licenses was consummated.

NOTE 6         COSTA RICAN REVENUES AND EXPENSES
               Costa Rican revenues and expenses were calculated monthly using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of the business day on the last day of each applicable month. The exchange rate on June 30, 1997, was approximately 230 Colons per 1 US Dollar.

NOTE 7         LOAN RESTRUCTURE
               On February 12, 1997, the Company and Seller entered into an agreement providing for the restructuring of the $2 million note given by the Company to Seller as payment for the acquisition of Canal 19. This agreement was amended and restated by a letter agreement dated February 21, 1997. The agreement, as amended and restated, provided for the Company to make a payment of $625,000 toward reduction of the principal balance of the note on or before March 7, 1997. The remaining principal balance, plus accrued interest thereon, was to be paid on or before February 23, 1998, provided that, with an additional payment of $100,000, the Company could extend such maturity date for an additional period of six months. The Company paid Seller a deposit of $50,000 on February 24, 1997. The $50,000 deposit was to be applied toward the principal balance of the note provided, however, that if the $625,000 principal reduction payment was not timely paid, Seller could retain such deposit. The Company failed to pay the $625,000 payment, the $50,000 was retained.

               On May 19, 1997, the Company entered into a Debt Restructuring Agreement with the Seller for the restructuring of the $2 million debt into a convertible debenture to mature in 12 months with interest to accrue at 12% per annum (7% to be paid monthly and 5% at maturity). The principal amount of the debenture is $2 million plus certain expenses owed or reimbursable to Seller at the issue date of the debenture. At the Company's option, $1 million of this amount may be extended for an additional period of 12 months with interest to accrue on such amount at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity). The Seller has the option, exercisable within six months of the issue date of the debenture, to elect or extend the maturity date of the debenture of an additional 12 months, in which event, commencing on the first day of the 13th month after the issue date of the debenture, one-half of the principal amount will accrue interest at 12% per annum (7% to be paid monthly in arrears and 5% to be paid at maturity) and one-half of the principal amount will accrue interest at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity).

               As consideration for this debt restructuring, the Company agreed to issue to the Seller (i) 180,000 shares of the Company's common stock with piggy back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the Agreement, the Seller received the right to nominate two members to the Company's Board of Directors until such time as Seller exercised the conversion rights under the debenture and received a release from any liability in connection with the Costa Rica acquisition.

               The debenture is convertible by Seller into the Company's common stock at any time after the issue date prior to payment of the debenture on at least 30 days' advance notice to the Company. The conversion price is equal to the lesser of (1) $.50 per share of common stock or (2) a price per share of common stock equal to the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. The Company also will reserve for issuance upon conversion a sufficient number of shares of common stock and will register such reserved shares and maintain an effective registration statement for such shares.

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

               Upon consummation of the debt restructuring, two existing directors and the Company's President and Chief Executive Officer resigned from their positions, Seller and his designee were appointed to the Company's Board of Directors and Seller was appointed the Company's President and Chief Executive Officer. As a result, a change in control of the Company is deemed to have taken place.

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

               On March 14, 1997, Aurora Capital purchased a total of 100 shares of the Company's Series B Convertible Preferred Stock for a total price of $100,000.

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               The Company operates wireless cable television systems in LaCrosse Wisconsin (the "LaCrosse System") and in the Central American country of Costa Rica (the "Costa Rican System"). Since beginning its initial wireless cable television system in LaCrosse in September 1994, the Company has reached a level of programming services delivered to approximately 1,300 subscribers as of June 30, 1997. On February 23, 1996, the Company began providing services for approximately 1,712 subscribers in its newly acquired Costa Rican company TelePlus, S.A. It relaunched a newly defined system on September 15, 1996. Installation of new subscribers into the system began after all existing subscribers who desired continuing services were upgraded. As of June 30, 1997, the Costa Rican System had approximately 4,000 subscribers. On March 28, 1996, the Company successfully bid for authorizations to 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The areas in Wisconsin are designated as future wireless cable television systems. The NC market has been abandoned.

RESULTS OF OPERATIONS

         THREE MONTHS ENDING JUNE 30, 1997
         ---------------------------------
               The Company had revenues of $262,314 for the three months ended June 30, 1997, compared to $125,232 during the same period in 1996. Revenues were primarily generated from subscription fees, installation charges and subscriber cable equipment sales. The Costa Rican System generated approximately 58% of the revenue during the 1997 period, while the LaCrosse System generated approximately 42%.

               Cost of sales for both the Costa Rica System and the LaCrosse System for the three months ended June 30, 1997, were $31,404, reflecting expanded operations in Costa Rica. During the comparable period of 1996, the Company had a cost of sales of $22,806.

               Expenses for the three months ended June 30, 1997, consisted primarily of broadcast costs, general and administrative expenses, and interest expense. The Costa Rican System, the LaCrosse System and corporate office had total operating expenses of $667,178 for the three month period. During the comparable period of 1996, the Company had operating expenses of $446,622. This increase in operating expenses reflects the increase of costs relative to cable hardware accessories necessary to accommodate the increase in subscriber services and the additional expense of the Costa Rican System in comparison to the previous year. It also reflects the inherent costs associated with expansion.

               The Company had a net loss of $486,677 for the three months ended on June 30, 1997, in comparison to $346,754 during the same period in 1996. This increase in net loss reflects the continued build-up of operations in Costa Rica, the operation of the LaCrosse System, and the professional services necessary to assure compliance with FCC, SEC, and Costa Rican regulation.

         SIX  MONTHS ENDING JUNE 30, 1997
         --------------------------------
               The Company had revenues of $488,422 for the six months ended June 30, 1997, compared to $208,445 during the same period in 1996. Revenues were primarily generated from subscription fees, installation charges and subscriber cable equipment sales. The Costa Rican System generated approximately 56% of this revenue during the 1997 period, while the LaCrosse System generated approximately 44%.

               Cost of sales for both the Costa Rica System and the LaCrosse System for the six months ended June 30, 1997, were $68,657, reflecting expanded operations in Costa Rica. During the comparable period of 1996, the Company had a cost of sales of $37,895.

               Expenses for the six months ended June 30, 1997, consisted primarily of broadcast costs, general and administrative expenses, and interest expense. The Costa Rican System, the LaCrosse System and corporate office had total operating expenses of $1,358,673 for the six month period. During the comparable period of 1996, the Company had operating expenses of $726,332. This increase in operating expenses reflects the increase of costs relative to cable hardware accessories necessary to accommodate the increase in subscriber services and the additional expense of the Costa Rican System in comparison to the previous year and reflects expansion costs.

               The Company had a net loss of $1,001,001 for the six months ended June 30, 1997, in comparison to $537,271 during the same period in 1996. This increase in net loss reflects the continued build-up of operations in Costa Rica, the operation of the LaCrosse System, and the professional services necessary to assure compliance with FCC, SEC, and Costa Rican regulation.

LIQUIDITY
---------
               On June 30, 1997, the Company had property and transmission equipment valued at a cost of $1,449,694 net of adjusted depreciation as compared to $1,218,805 at June 30, 1996, and $1,365,235 at December 31, 1996.
This increase in property over the past year primarily reflects the capitalization of the Costa Rican System.

               During the six months ended June 30, 1997, the Company used cash primarily to fund operating losses, purchase transmission equipment and for costs accompanying its capitalization of the Costa Rican System. Cash decreased from $26,618 on December 31, 1996, to $17,826 on June 30, 1997 primarily due to the payment of accounts receivable during this period.

               See Note 8 to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Report, with respect to a debt restructuring and contemporaneous change in control which occurred in May 1997.

               Profitability will be determined by the Company's ability to maximize revenue from subscribers while maintaining variable expenses. Significant increases in revenues will generally come from subscriber growth. Currently, the Company has eight employees domestically and twenty-three employees in Costa Rica. There are additional plans to increase employees and expand operations in Costa Rica.

               Although incremental equipment and labor installation costs per subscriber are incurred after a subscriber signs up for the Company's wireless cable service, such costs are incurred by the Company before it receives fees from the subscribers and are only partially offset by installation charges. To sustain subscriber growth beyond its initial base in the LaCrosse System and the Costa Rican System, the Company will need to generate sufficient operating revenues to enable it to continue to invest in subscriber reception equipment and installation or raise additional debt or equity capital. In addition, to develop and launch additional wireless cable systems, the Company will need to raise additional capital. There can be no assurance that operating revenues will be sufficient to sustain subscriber growth. The Company is currently exploring various sources of additional financing, but has no commitments in this regard. There can no assurance that additional financing, if required, will be available on terms acceptable to the Company, if at all. Failure to secure additional financing might have a material adverse effect on the Company.

ITEMS 2. CHANGES IN SECURITIES

                            PART II OTHER INFORMATION



         See Note 8 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report with respect to shares of Common Stock, Warrants and a Convertible Debenture issued in connection with a May 1997 debt restructuring.

         As of July 11, 1997, the Company entered into a two-year Consulting Agreement with an investment banking firm (the "Consultant"), under which the Consultant will provide investment banking services to the Company. As consideration for such services, the Company agreed to grant to the Consultant an aggregate of 500,000 one-year warrants exercisable at $1.00 per share, 200,000 one-year warrants exercisable at $2.50 per share and 100,000 three-year warrants exercisable at $2.50 per share, together with demand and piggy-back registration rights.

         The foregoing securities were all issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No fees or commissions were paid in connection with the issuance of the securities.

ITEM 6   EXHBITS AND REPORTS ON FORM 8-K

                  (a)   EXHIBITS: FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

                  (b) REPORTS ON FORM 8-K: The Company filed the following Current Reports on Form 8-K during the second quarter of 1997:

                  In June 1997, the Company filed an amendment to its current Report on Form 8-K to disclose a debt restructuring and contemporaneous change in control.

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TEL-COM WIRELESS CABLE TV CORPORATION




Date:    August 19, 1997             By:      /S/ SAMUEL H. SIMKIN
                                              --------------------
                                              Samuel H. Simkin, Vice President
                                              and Principal Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

27                  Financial Data Schedule