Form 10QSB
period 1997-09-30
TEL COM WIRELESS CABLE TV CORP
filed 1997-11-14
CIK 929061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                              YES __X__    NO___

         On November 7, 1997, there were 4,059,643 shares of common stock, $.001 par value per share, outstanding.

                      TEL-COM WIRELESS CABLE TV CORPORATION

                              Index to Form 10-QSB
                      For Quarter Ended September 30, 1997

PART I.           FINANCIAL INFORMATION                                 PAGE NO.

         ITEM 1.           FINANCIAL STATEMENTS

                           Balance Sheets                                  3
                           Statements of Operations                        4
                           Statements of Cash Flows                        5
                           Notes to Financial Statements

         ITEM 2.           MANAGEMENT'S DISCUSSION                         11

PART II.          OTHER INFORMATION

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS       13

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K                 13

SIGNATURES                                                                 13


                      TEL-COM WIRELESS CABLE TV CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                         ASSETS
                                                               SEPTEMBER 30, 1997                   DECEMBER 31, 1996
CURRENT ASSETS                                                     (Unaudited)
                                                                 -------------------------     ------------------------
  Cash and Cash Equivalents                                                        $6,212                      $26,618
  Restricted Cash                                                                       0                      346,400
  Accounts Receivable - Trade                                                      47,979                       18,739
  Prepaid Consulting Fees                                                         311,000                      988,000
  Prepaid Expenses                                                                 10,387                       44,552
                                                                 -------------------------     ------------------------

TOTAL CURRENT ASSETS                                                              375,578                    1,424,309

PROPERTY & EQUIPMENT, NET (NOTE 3)                                              1,428,770                    1,365,235

LICENSES, NET (NOTE 4)                                                          5,546,812                    5,458,444

OTHER ASSETS, NET (NOTE 4)                                                        135,450                      127,335
                                                                 -------------------------     ------------------------

TOTAL ASSETS                                                                  $ 7,486,610                   $8,375,323
                                                                 =========================     ========================

                                                                                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                                $336,733                    $153,276
  Accrued Liabilities                                                              126,607                      16,787
  Truck Loans                                                                       17,902                      22,711
  Loans and Debentures Due to Stockholders                                       2,482,400                   2,008,000
  Notes Due to Bank                                                                      0                     361,000
                                                                  -------------------------    ------------------------

TOTAL CURRENT LIABILITIES                                                        2,963,642                   2,561,774

  LICENSE FEES PAYABLE                                                             951,479                     951,479

                                                                          ----------------             ---------------

TOTAL LIABILITIES                                                                3,915,121                   3,513,253

STOCKHOLDERS' EQUITY
  Preferred Stock                                                                        0                           1
  Common Stock                                                                       3,557                       2,196
  Additional Paid-in Capital                                                     7,560,112                   7,544,720
  Accumulated Deficit                                                          (3,992,180)                 (2,284,847)
                                                                  -------------------------    ------------------------

                                                                                 3,571,489                   5,262,070
Less:  Stock Subscription Receivable                                                     0                   (400,000)
                                                                          ----------------             ---------------
TOTAL STOCKHOLDERS' EQUITY                                                      $7,486,610                  $8,375,323
                                                                  =========================    ========================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                           -------------------------------------   --------------------------------------
                                                  1997                1996                1997                1996
                                                  ----                ----                ----                 ----
                                                 (Unaudited)        (Unaudited)          (Unaudited)         (Unaudited)

REVENUE                                             $295,561           $104,963             $783,984            $313,408

COST OF SALES                                         59,978             20,157              128,634              58,052
                                           ------------------   ----------------   ------------------  ------------------

GROSS PROFIT                                         235,583             84,806              655,350             255,356

OPERATING EXPENSES                                   705,185            470,055            2,063,860           1,196,387
                                           ------------------   ----------------   ------------------  ------------------
OPERATING LOSS                                     (469,602)          (385,249)          (1,408,510)           (941,031)

OTHER INCOME(EXPENSE)
  Interest Income                                        367             22,552                4,710              88,682
  Interest Expense                                 (237,096)           (31,271)            (303,532)            (78,890)
                                           ------------------   ----------------   ------------------  ------------------
TOTAL OTHER INCOME(EXPENSE)                        (236,729)            (8,719)            (298,822)               9,792
                                           ------------------   ----------------   ------------------  ------------------

NET LOSS                                          ($706,331)         ($393,968)         ($1,707,332)          ($931,239)
                                           ==================   ================   ==================  ==================

WEIGHTED NUMBER OF
COMMON SHARES
OUTSTANDING                                        2,556,212          1,996,212            2,345,245           1,979,916
                                           ==================   ================   ==================  ==================

NET LOSS PER COMMON SHARE                            ($0.28)            ($0.20)              ($0.73)             ($0.47)
                                           ==================   ================   ==================  ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                   -------------------------------------------------
                                                                            1997                        1996
                                                                            ----                        ----
                                                                        (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                  ($1,707,332)                 ($931,239)
     Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization & Depreciation expense                                       412,224                     79,835
       Increase (Decrease) in Accounts Receivable                               (29,240)                      7,770
       Decrease (Increase)  in Prepaid Expenses                                  839,165                      6,813
       Increase (Decrease) in Accounts Payable                                   183,457                   (23,287)
       Increase (Decrease) in Accrued Liabilities                                109,820                   (22,141)

                                                                   ----------------------      ---------------------
                                                NET CASH USED IN
                                            OPERATING ACTIVITIES               (191,906)                  (882,249)
                                                                   ----------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Equipment                                                  (222,879)                  (623,929)
     Acquisition of Licenses                                                           0                  (472,089)
     Acquisition of Investments                                                        0                  (105,000)
     Proceeds from Sale of Investments                                           346,400                  1,000,625
     Increase in Deposits and other assets                                       (8,115)                   (59,442)
                                                                   ----------------------      ---------------------
                                            NET CASH PROVIDED BY
                                            INVESTING ACTIVITIES                 115,406                  (259,835)
                                                                   ----------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Bank Loans                                                          0                  1,475,000
     Proceeds from Stockholder Loans                                             221,902                    (6,500)
     Proceeds from Sale of Stock                                                 200,000                          0
     Repayment of Bank Loans                                                   (361,000)                (1,114,000)
     Repayment of Truck Loans                                                    (4,808)                          0
                                                                   ----------------------      ---------------------
                                            NET CASH PROVIDED BY
                                            FINANCING ACTIVITIES                  56,094                    354,500
                                                                   ----------------------      ---------------------

                                            NET DECREASE IN CASH                (20,406)                  (787,584)

                                     CASH AT BEGINNING OF PERIOD                  26,618                  1,767,285
                                                                   ----------------------      ---------------------

                                           CASH AT END OF PERIOD                  $6,212                   $979,701
                                                                   ======================      =====================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      TEL-COM WIRELESS CABLE TV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Nine Months Ended September 30, 1997
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

NOTE  2           SUPPLEMENTAL CASH FLOW INFORMATION

                  Supplemental disclosure of cash flow information for the nine months ended September 30, 1997 and 1996 follows:

                                                                                            1997               1996
                                                                                            ----               ----

                  Interest paid during the period                                       $   16,345        $   78,890
                  --------------------------------------------------------------------------------------------------

                  Non-cash investing and financing activities:
                       Loan  issued to restructure debt                                 $   78,498        $      -
                       Warrants and common stock issued to restructure debt                 88,750
                       Loans issued for Costa Rica licenses (Grupo Masteri,S.A. in 1996)   174,000         2,000,000
                       Warrants issued for investment banking consulting services          128,000               -
                       Common stock issued to acquire Televisora Canal Diecinueve              -           1,000,000

                  --------------------------------------------------------------------------------------------------

NOTE  3           PROPERTY & EQUIPMENT

                  Property and equipment at September 30, 1997 are summarized as follows:

Leasehold improvements                            $                13,381
Furniture, fixtures & office equipment                             74,926
Equipment                                                       1,720,692
                                                  ------------------------
                                     Subtotal                   1,808,999

Less accumulated depreciation                                     380,229

                                                  ------------------------

Net property & equipment                          $             1,428,770
                                                  ========================

NOTE  4           LICENSES & OTHER ASSETS

                  Licenses and other assets at September 30, 1997 are summarized as follows:

Licensing fees                                     $             1,560,855
Costa Rican licenses                                             4,174,000
Deposits                                                           126,698
Organization costs                                                   4,000
Loans to Stockholders                                                6,550

                                                    -----------------------
                                     Subtotal                    5,872,103

Less accumulated amortization                                      189,841

                                                    -----------------------

Net other assets                                   $             5,682,262
                                                    =======================

NOTE 5            COMMITMENTS

                  LICENSES IN THE UNITED STATES

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

                  On March 28, 1996, the Federal Communications Commission completed its auction of authorizations to provide single channel and Multichannel Multipoint Distribution Service
                  (MMDS) in 493 Basic Trading Areas. The Company won bids in 3 markets; Hickory- Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield- Wisconsin Rapids, WI. The total amount bid for these licenses, after a 15% small business credit, was $3,046,212. On April 5, 1996, the Company submitted a payment of $239,502, that, coupled with its initial deposit of $65,120, made up the initial 10% of the down payment for acquisition of these licenses. On June 28, 1996, the Federal Communications Commission called for the second 10% of the down payment before the authorizations were issued. The Company had until July 8, 1996, to submit a balance of payment of $304,622 to satisfy the initial down payment total. Under confirmation of receipt of down payment, the FCC would issue the authorizations. On July 8, 1996, payment of $118,936 was submitted to the Federal Communications Commission to cover payment on the two Wisconsin markets of Stevens Point and Wausau. License fees payable to the FCC of $951,479 for the two Wisconsin licenses will be made over the next ten years in quarterly payments. Interest charged for this installment plan would be based on the rate of the effective ten-year US Treasury obligation at the time of the issuance of the authorization plus two and one half (2 1/2) percent.

                  On September 1, 1996, the unpaid license fee payable of $1,671,175 for the Hickory, NC, license was defaulted. According to Section 21.959 in the FCC MDA Audit Information Package, a maximum default payment of three percent of the defaulting bidder's bid amount would be due to the FCC. Of this amount, $65,544 was charged to operations in 1996. The remaining $120,142 of the deposit submitted to the FCC for Hickory, NC, was recorded as a refundable deposit at December 31, 1996. In addition, the Company will be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent auction of this license. The FCC has not yet announced plans to re-auction the Hickory, NC, license.

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

                  In the first acquisition, the Company, through Fepeca deTournon, S.A. ("FdT"), a new, wholly owned Costa Rican subsidiary of the Company, acquired all of the outstanding shares of common stock of Televisora Canal Diecinueve, S.A., a Costa Rican corporation ("Canal 19"), for a total purchase price of $3 million, $1 million of which was paid at the closing and the balance was to be paid one year after the closing with interest at the rate of 3.6% per annum. The payment of this deferred amount is secured by all of the acquired shares of stock of Canal 19 and of Grupo Masteri, discussed below.

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

                  The Company operates its wireless cable pay television business in Costa Rica through another wholly owned subsidiary corporation known as TelePlus, S.A. ("TelePlus"). The Company acquired TelePlus from Seller on February 23, 1996, and in consideration thereof, agreed to pay Seller a lump sum amount equal to $50 times the number of subscribers under contract with TelePlus in excess of the subscribers purchased from Seller at a date one year after TelePlus has six pay television channels broadcasting to the public. TelePlus began broadcasting six pay television channels in October 1996. Currently, TelePlus has approximately 4,200 subscribers and $174,000 is included in the cost of licenses for the increase in subscriber base in the year from October 31, 1996 to 1997.

                  The cost of the Costa Rican channel licenses is amortized on a straight-line basis over 40 years beginning when the acquisition of the licenses was consummated.

NOTE 6            FOREIGN CURRENCY TRANSLATION

                  Costa Rican revenues and expenses were calculated monthly using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of the business day on the last day of each applicable month. The exchange rate on September 30, 1997, was approximately 239 Colons per 1 US Dollar.

NOTE 7            LOAN RESTRUCTURE

                  On February 12, 1997, the Company and Seller entered into an agreement providing for the restructuring of the $2 million note given by the Company to Seller as payment for the acquisition of Canal 19. This agreement was amended and restated by a letter agreement dated February 21, 1997. The agreement, as amended and restated, provided for the Company to make a payment of $625,000 toward reduction of the principal balance of the note on or before March 7, 1997. The remaining principal balance, plus accrued interest thereon, was to be paid on or before February 23, 1998, provided that, with an additional payment of $100,000, the Company could extend such maturity date for an additional period of six months. The Company paid Seller a deposit of $50,000 on February 24, 1997. The $50,000 deposit was to be applied toward the principal balance of the note provided, however, that, if the $625,000 principal reduction payment was not timely paid, Seller could retain such deposit. The Company failed to pay the $625,000 payment and the $50,000 was retained by the Seller.

                  On May 19, 1997, the Company entered into a Debt Restructuring Agreement with the Seller for the restructuring of the $2 million debt into a convertible debenture to mature in 12 months with interest to accrue at 12% per annum (7% to be paid monthly and 5% at maturity). The principal amount of the Debenture is $2 million plus $100,000 for expenses owed or reimbursable to Seller at the issue date of the Debenture. At the Company's option, $1 million of this amount may be extended for an additional period of 12 months with interest to accrue on such amount at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity). The Seller has the option, exercisable within six months of the issue date of the Debenture, to elect to extend the maturity date of the debenture for an additional 12 months, in which event, commencing on the first day of the 13th month after the issue date of the Debenture, one-half of the principal amount will accrue interest at 12% per annum (7% to be paid monthly in arrears and 5% to be paid at maturity) and one-half of the principal amount will accrue interest at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity).

                  As consideration for this debt structuring, the Company agreed to issue to the Seller (i) 180,000 shares of the Company's common stock with piggy back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and
                  (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the Agreement, the Seller received the right to nominate two members to the Company's Board of Directors until such time as Seller exercised the conversion rights under the Debenture and received a release from any liability in connection with the Costa Rica acquisition. A value of $88,750 was assigned to the aforementioned stock and warrants issued to restructure the debt.

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

                  The Seller has notified the Company of his intention to convert the Debenture into common stock before December 31, 1997. However, until the conversion occurs, there is risk that the Company could default in its obligations under the Debenture. In such case the Seller will be entitled to a transfer of all stock of Canal 19, Grupo and TelePlus and the right to purchase all capital assets of the Company in Costa Rica for fair market value. The capital assets of TelePlus consist primarily of subscriber contracts, transmission equipment and subscriber reception equipment necessary for the operation of the Costa Rican wireless cable television service.

                  All of the costs of restructuring the debt totaling $167,248 have been written off as additional interest expense in the third quarter of 1997 when the Seller indicated his intent to convert the debt into common stock. interest continues to accrue until the debt is converted.

NOTE 8            FINANCING - CONVERTIBLE PREFERRED STOCK PURCHASE

                  On November 25, 1996, the Company accepted a Subscription Agreement from Amber Capital Corporation and Investor Resource Services, Inc. (the "Buyers") for a total of 500 shares of its Series A Convertible Preferred Stock at a price of $1,000 per share (the "Preferred Shares"), for a total Subscription price of $500,000. The Buyers delivered $100,000 and promissory notes for $400,000, at closing. The Buyers paid an additional $100,000 against the Notes on January 8, 1997. The balance of the Notes, which was due on January 31, 1997, was not paid, and the Company and the Buyers agreed to terminate the balance of the Subscription Agreements and cancel the Notes. On March 14, 1997, Aurora Capital purchased 100 shares of the Company's Series B Convertible Preferred Stock for $100,000. The 300 aggregate shares of Series A and Series B Convertible Preferred Stock were converted into 1,183,431 shares of common stock on September 16, 1997.

NOTE 9            CONSULTING AGREEMENT AND EXERCISE OF WARRANTS IN OCTOBER, 1997

                  In July 1997, the Company entered into a two-year Consulting Agreement with an investment banking firm (the "Consultant"). Pursuant thereto the Company granted the Consultant 500,000 one-year warrants exercisable at $1.00 per share, 200,000 one-year warrants exercisable at $2.50 per share and 100,000 three-year warrants exercisable at $2.50 per share. A value of $128,000 was assigned to the warrants and $64,000 per quarter is being amortized in operating expenses in the third and fourth quarters of 1997.

                  In October 1997, assignees of the Consultant exercised the 500,000 one year warrants at $1 per share and the company received $450,000 of the proceeds in early October, 1997. The remaining $50,000 is to be paid before December 31, 1997.

ITEM 2                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS

The Company operates wireless cable television systems in LaCrosse, Wisconsin (the "LaCrosse System") and in the Central American country of Costa Rica (the "Costa Rican System"). Since beginning its initial wireless cable television system in LaCrosse in September 1994, the Company has built its customer base to approximately 1,200 subscribers as of September 30, 1997. On February 23, 1996, the Company acquired TelePlus, S.A., a provider of wireless cable TV to subscribers in Costa Rica. During the third quarter of 1996, the Company upgraded the Costa Rican service and delivery system and relaunched the new cable system on September 15, 1996. Marketing of the new system to new subscribers began only after all existing subscribers who desired continuing services were upgraded. As of September 30, 1997, the Costa Rican System had approximately 4,200 subscribers. On March 28, 1996, the Company successfully bid for authorizations to three markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The areas in Wisconsin are designated as future wireless cable television systems. The North Carolina authorization has been abandoned.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH   1996

The Company had revenues of $295,561 for the three months ended September 30, 1997, compared to $104,963 during the same period in 1996. The $190,598 revenue increase is primarily from subscription fees and installation charges generated on a significantly increased Costa Rican subscriber base. During the third quarter of 1996, only 11% of total revenues were generated by the Costa Rican System while it was upgraded and relaunched. During the comparable 1997 period, 68% of total revenues of $295,561 were generated by the Costa Rican System and 32% by the LaCrosse System.

Cost of sales for the three months ended September 30, 1997, were $59,978, reflecting the significant expansion in the Costa Rican subscriber base. During the comparable 1996 quarter the Company had cost of sales of $20,157, primarily for the LaCrosse System.

Operating expenses for the three months ended September 30, 1997, consisted of recurring broadcast costs, subscriber installation costs and general and administrative expenses totaling $394,185, and $311,000 of amortization of prepaid financial and public relations consulting expenses. The $311,000 of consulting expense represents (i) 25% of the $988,000 value of the 200,000 shares of common stock issued in exchange for the one year of consulting service that commenced on January 1, 1997 plus (ii)50% of the $128,000 assigned to the warrants issued to an investment banking firm in July, 1997 for consulting services. The $394,185 of recurring operating costs of the Costa Rica and LaCrosse Systems and of the corporate office in Florida for 1997 was $75,870 less than the $470,055 for the comparable 1996 period because the 1996 period had abnormal expenses attributable to the system upgrade in Costa Rica.

The $205,825 increase in interest expense in the 1997 period was primarily due to the restructuring of the $2,000,000 note due to the Seller of the Costa Rican System. Interest expense for 1997 includes the $167,248 write off of the costs to restructure the debt and the effect of increasing the interest rate from 3.6% to 12% per annum.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH 1996

The Company had revenues of $783,984 for the nine months ended September 30, 1997, compared to $313,408 during the same period in 1996. The $470,576 revenue increase is primarily due to a significantly increased Costa Rican subscriber base. Also, revenues in the 1996 period were negatively impacted by the aforementioned relaunch of the Costa Rican system. The Costa Rican System generated approximately 62% of 1997 revenues and 21% of 1996 revenues and the LaCrosse System generated approximately 38% of 1997 revenues and 79% of 1996 revenues.

Cost of sales for the nine months ended September 30, 1997 increased $70,582 over the comparable 1996 period due primarily to the significant increase in Costa Rican subscribers.

Operating expenses for the nine months ended September 30, 1997, include $805,000 of non-recurring financial and public relations consulting expense assigned to the aforementioned consulting agreements. These agreements will not be renewed and $311,000 will be amortized to expense in the fourth quarter of 1997. The recurring expenses of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $1,258,860 for the first nine months of 1997. During the comparable period of 1996, the Company had operating expenses of $1,196,387. This $62,471 increase in recurring operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System.

Interest expense for the nine months ended September 30, 1997 was $224,642 above the comparable 1996 period because of the aforementioned write off of the $167,248 debt restructuring costs and the higher interest rate. Interest expense will be almost negligible if or when the Debentures are converted.

Excluding the $805,000 non-recurring consulting expenses and the write off of the $167,248 of debt restructuring costs, the Company's net loss of $735,084 for 1997 declined $196,155 from the $931,239 during the same period in 1996. The significant increase in gross profit in 1997 covered more of the general expenses in 1997 than in the 1996 period due to the continued significant build-up of the subscriber base in Costa Rica in 1997 compared to 1996.

LIQUIDITY

On September 30, 1997, the Company had property and transmission equipment valued at a cost of $1,808,999 as compared to $1,409,459 at September 30, 1996, and $1,585,253 at December 31, 1996. This increase in capitalized property and equipment cost over the past year primarily reflects the increase in the Costa Rican subscriber base.

During the nine months ended September 30, 1997, the Company used cash primarily to fund operating losses and purchase subscriber reception equipment for the significant increase in subscribers in Costa Rica.

See Note 7 of the Notes to the Consolidated Financial Statements included in
Part I, Item 1 of this report, with respect to a debt restructuring and contemporaneous change in control which occurred in May 1997. The balance sheet at September 30, 1997 reflects the entire $2,100,000 Debenture as a current liability. However, the Debenture holder has indicated his intention to convert the Debenture into common stock before December 31, 1997.

Subsequent to September 30, 1997, the Company received $450,000 of the $500,000 due from the exercise of 500,000 warrants by assignees of the investment banking firm to whom the warrants were issued in July, 1997. The $450,000 will be used primarily to expand the Costa Rican subscriber base and for general working capital purposes.

The Company must increase its subscriber base without corresponding increases in corporate overhead to achieve profitability. Incremental equipment and labor installation costs per subscriber are incurred before the Company receives fees from the subscribers and such costs are only partially offset by installation charges. To achieve subscriber growth beyond its current subscriber base or develop additional wireless cable systems or related products and services, the Company will need to raise additional debt or equity capital. The Company is currently exploring various sources of additional financing, but has no commitments in this regard. Failure to secure additional financing could have a material adverse effect on the Company.

                            PART II OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES:

                  In July 1997, the Company entered into a two-year Consulting Agreement with an investment banking firm (the "Consultant"). Pursuant thereto the Company granted the Consultant 500,000 one-year warrants exercisable at $1.00 per share, 200,000 one-year warrants exercisable at $2.50 per share and 100,000 three-year warrants exercisable at $2.50 per share. In October 1997, assignees of the Consultant exercised the 500,000 one year warrants at $1 per share.

                  The foregoing securities were all issued without registration under the Securities Act of 1933, as amended by reason of the exemption from registration afforded by the provisions of
                  Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No fees or commissions were paid in connection with the issuance of the securities.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8K.

                  Exhibit 11-Computation of Per Share Earnings (Loss)

                  Exhibit 27 - Financial Data Schedule (EDGAR version only)

                  Reports on Form 8K. None

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEL-COM WIRELESS CABLE TV CORPORATION


Date:              November 14, 1997       By: /s/ SAMUEL H. SIMKIN


                                               ----------------------------
                                               Samuel H. Simkin, Vice President
                                               and Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
Exhibit 11      Computation of Per Share Earnings (Loss)

Exhibit 27      Financial Data Schedule (EDGAR version only)