Form 10KSB40
period 1997-12-31
TEL COM WIRELESS CABLE TV CORP
filed 1998-04-15
CIK 929061

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

Commission File No. 0-25896

                      TEL-COM WIRELESS CABLE TV CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          FLORIDA                                               59-3175814
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1506 N.E. 162ND STREET
NORTH MIAMI BEACH, FL                                               33162
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Issuers telephone number, including area code   (305) 947-3010
                                                --------------

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

             Title of Class: COMMON STOCK, PAR VALUE $.001 PER SHARE
                             ---------------------------------------
                             COMMON STOCK PURCHASE WARRANTS
                             ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for the reported transition period:  $1,085,149

As of April 13, 1998 the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,709,000, based on the average of the closing bid and asked prices on that date of $2.5625. As of that date, there were 4,009,643 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES      NO  X
                                                   ----   ----

                      TEL-COM WIRELESS CABLE TV CORPORATION
                                   FORM 10-KSB

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----
FORWARD-LOOKING STATEMENTS                                                                      1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                                                1

ITEM 2.  DESCRIPTION OF PROPERTY                                                               15

ITEM 3.  LEGAL PROCEEDINGS                                                                     15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   15

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                                              16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                             17

ITEM 7.  FINANCIAL STATEMENTS                                                                  21

ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                                              21

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                                              22

ITEM 10. EXECUTIVE COMPENSATION                                                                24

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                                   26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                                      31


                           FORWARD-LOOKING STATEMENTS

         Tel-Com Wireless Cable TV Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "except," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company is also subject to risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

PRINCIPAL SERVICES AND MARKETS

         The Company was organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. The Company changed its name to Tel-Com Wireless Cable TV Corporation on February 14, 1994. The principal executive offices of the Company are located at 1506 N.E. 162nd Street, North Miami Beach, Florida 33162, and its telephone number is (305) 947-3010.

         The Company is a developer, owner and operator of wireless cable television systems in Costa Rica and LaCrosse, Wisconsin. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. The Company provides television and related cable services for multiple dwelling units, commercial locations and single family residences. Since wireless cable systems do not require an extensive network of coaxial cable and amplifiers, their capital cost per installed subscriber is significantly less than that for hard-wire cable systems. In addition, operating costs of wireless cable systems are generally lower than those of comparable hard-wire cable systems due to lower network maintenance. As a result of lower capital and operating costs, the Company is generally able to charge less for its standard cable packages than the amount charged for comparable service provided by its hard-wire cable competition.

          LACROSSE, WISCONSIN. The Company operates a wireless cable television system in LaCrosse, Wisconsin (the "LaCrosse System"). The Company's business began on August 24, 1993, when the Company entered into an agreement (the "Lease-Purchase Agreement") with Grand Alliance LaCrosse (F) Partnership and Home/Systems Joint Venture, which ultimately provided for the lease and purchase of the LaCrosse System. The Lease-Purchase Agreement also provided for the sublease and assignment to the Company of a 10-year lease of space on a transmission tower. The tower lease includes the use of the tower, transmitter building, and space for the Company's exterior concrete pad, which supports the Company's three satellite dish receivers.

         Pursuant to the Lease-Purchase Agreement, the Company made an initial deposit of $25,000 upon signing, expended approximately $40,000 to install three transmitters, and made a final lump-sum payment of $400,000 in August 1994. Transmission facility construction obligations under the Lease-Purchase Agreement were satisfied (i) by the $40,000 payment to construct the transmitters, (ii) as part of the Company's final lump-sum payment of $400,000, and (iii) by the construction by the Company of transmission facilities for 11 channels. Construction was funded through private financing transactions in August and December 1994. The lessors subsequently transferred ownership of all of the licenses to the Company and the FCC approved such transfer in March 1996.

         FCC licenses for wireless cable channels generally must be renewed every 10 years. The channel licenses now owned by the Company expire at different times, with the first expiring beginning in 2001. Channel licenses are subject to non-renewal, revocation or cancellation for violations of the Communications Act of 1934, as amended (the "Communication Act") or the FCC's rules and policies. Although renewal of FCC licenses is not automatic, the company has no reason to believe the LaCrosse licenses will not be renewed. It is very seldom, if ever, that the licenses of operators actively following their FCC approved plan of operation and complying with the FCC's rules and procedures are not renewed.

         The Company began transmitting programming in LaCrosse in December 1994 and, as of December 31, 1997, the Company had approximately 1,200 subscribers in the LaCrosse System. There are approximately 70,000 households within the LaCrosse System's 25-mile signal pattern. The Company currently offers 22 channels in the LaCrosse System, consisting of 17 wireless cable channels and 5 local off-air (VHF/UHF) broadcast channels.

         The Company has also entered into lease agreements for ITFS excess capacity for four channels with each of the Shekinah Network and the Morningstar Educational Network for use in the LaCrosse System. These companies have filed applications with the FCC for rights to such channels. The terms of such leases expire 10 years from the license grant date and provide for the negotiation of new lease agreements upon the expiration of the initial 10-year terms. In October 1997 the FCC granted Shekinah Network and Morningstar such licenses.

         The Company must use the ITFS channels a minimum of 20 hours per week for educational programming. The remaining "excess air time" on an ITFS channel may be used by the Company without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Certain programs (e.g., C-SPAN and The Discovery Channel) may qualify as educational and thereby permit full-time usage of an ITFS channel. Lessees of ITFS "excess air time" generally have the right to transmit to their subscribers the educational programming provided by the lessor at no incremental cost. FCC regulations also permit ITFS licensees to meet all of their minimum educational programming requirements using only one channel.

         The Company could use the eight ITFS channels for the LaCrosse System, two of these ITFS channels could be used by the lessors solely for educational programming, with the remaining six channels available to the Company without restriction. In such event, the Company, if it elects to use these additional channels and has the capital resources available to acquire necessary broadcast equipment, could increase the number of premium and/or movie channels available in the LaCrosse System.

         COSTA RICA. The Company acquired certain rights to up to 18 pay television broadcast channels in Costa Rica in February 1996 (the "Costa Rican System"). Three channels are UHF frequencies (Channels 56, 58 and 60); three are "super band" frequencies (Channels 35, 37 and 39); and 12 are microwave frequencies similar to those used in the LaCrosse System. At the time the Company acquired these licenses, the three "super band" channels were in full operation broadcasting a scrambled signal of pay television programming to approximately 1,700 subscribers. The Company currently broadcasts pay television programming over the three super band channels and the three UHF channels in the Costa Rican System, and has no present plans to use the additional 12 microwave channels.

         As of December 31, 1997, the Company had approximately 4,600 subscribers in the Costa Rican System. There are approximately 750,000 line-of-site households in the San Jose Central Valley that are reachable from the Company's present transmission facility, and an additional approximately 150,000 households in the remaining regions of Costa Rica that the Company could service from additional transmission facilities. All 18 of the channel licenses may be used exclusively anywhere in the entire nation of Costa Rica.

         The Costa Rica market comprises a total population of approximately 3,350,000 people in approximately 900,000 separate households. In the Central Valley, there are presently 22 VHF and UHF broadcast channels. While most programming is in Spanish, a number of channels offer English and other foreign-language programs for the large number of expatriate residents of, and foreign visitors to, Costa Rica. In addition to the country's 22 "off-air" VHF/UHF channels, the Company currently offers six channels of pay television in Costa Rica: HBO-Ole, Cinemax, Sony Entertainment, Warner Brothers Network, Fox Sports International and Discovery Channel. Each subscriber receives an addressable set-top converter and remote control, as well as an antenna which is installed on the roof to receive the Company's television signals. Monthly subscription fees are currently $14 to $17 per month, depending on the programming package.

         In Costa Rica, the Company emphasizes its picture quality and the reliability of its wireless transmission. Because the Company transmits its television signals via VHF and UHF frequencies instead of microwave frequencies which are typically used in wireless cable operations, the Costa Rican System does not require line-of-sight between the transmission point and the subscriber. The Company believes that it provides a high-quality, price-competitive alternative to hard-wire cable services in Costa Rica. The Company plans to undertake efforts to increase its subscriber base in Costa Rica, although there can be no assurances that the Company will be successful in such endeavor.

RECENT DEVELOPMENTS

         COSTA RICA ACQUISITION - DEBT RESTRUCTURING. On February 12, 1997, the Company and the seller under the Costa Rica Acquisition ("Seller") entered into an agreement to restructure the $2 million note given by the Company to Seller as part of the payment for the acquisition of Canal 19. The amended agreement provided for the Company to make a payment of $625,000 toward reduction of the principal balance of the note on or before March 7, 1997. The remaining principal balance, plus accrued interest thereon, was to be paid on or before February 23, 1998, provided that, with an additional payment of $100,000, the Company could extend such maturity date for an additional period of six months. The Company paid Seller a deposit of $50,000 on February 24, 1997. The Company failed to make the $625,000 payment and the Seller therefore retained the $50,000 deposit.

         On May 19, 1997, the Company entered into a Debt Restructuring Agreement to restructure the $2 million debt into a secured Convertible Debenture to mature in 12 months with interest to accrue at 12% per annum (7% to be paid monthly and 5% at maturity). The adjusted principal amount of the Convertible Debenture included $100,000 for expenses owed or reimbursable to Seller at the issue date of the Debenture. At either the Company's or the Sellers's option, $1 million of the Debenture balance may be extended for an additional period of 12 months with interest to accrue on such amount at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity).

         As consideration for the debt restructuring, the Company agreed to issue to the Seller (i) 180,000 shares of the Company's common stock with piggy-back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share (the "$1.00 Warrant"), and (iii) a warrant to purchase 500,000 shares at $5.00 per share (the "$5.00 Warrant") (the $1.00 Warrant and the $5.00 Warrant collectively referred to as the "Debenture Warrants"). Under the Agreement, the Seller received the right to nominate two members to the Company's Board of Directors until the Seller exercised the conversion rights under the Convertible Debenture and received a release from any liability in connection with the Costa Rica Acquisition.

         The Convertible Debenture is convertible by Seller into the Company's Common Stock at any time after the issue date prior to payment of the Debenture on at least 30 days' advance notice to the Company. The conversion price is equal to the lesser of (1) $.50 per share of Common Stock or (2) a price per share of common stock, equal to the average of the closing "bid" for the Company's common stock, as reported on Nasdaq, for the five trading days immediately prior to the conversion date. The Company is obligated to reserve for issuance upon conversion a sufficient number of shares of common stock and register such reserved shares and maintain an effective registration statement for such shares.

         The Seller has agreed to convert the Debenture on or before May 15, 1998 into 4,732,000 shares of common stock. See note 4 of Notes to Financial Statements included as an exhibit in item 7 of Part II.

         Upon consummation of the Debt Restructuring Agreement, Fernand Duquette and J. Richard Crowley resigned from their positions as directors of the Company, and Fernand Duquette additionally resigned as the Company's President and Chief Executive Officer. The Seller and his designee, Samuel H. Simkin, were appointed to the Company's Board of Directors and Seller was appointed the Company's President and Chief Executive Officer. As a result, a change in control of the Company is deemed to have taken place.

         ACQUISITION OF MAJORITY INTEREST IN FIFTH AVENUE CHANNEL, INC. In November 1997 the Company agreed to acquire 60% of the capital stock of The Fifth Avenue Channel, Inc. ("Fifth Avenue"), 45% from Mel Rosen, the Company's President and controlling shareholder, and 15% from International Broadcast Corporation ("IBC"). As consideration, the Company's will issue 200,000 shares of its common stock upon the closing of the purchase of the Fifth Avenue shares.

         Up to 400,000 additional Company shares may be issued if Fifth Avenue achieves certain revenue and net profit milestones in its first two years of operations. Mel Rosen will retain 20% and IBC will retain 10% of the stock of Fifth Avenue, which will premiere a new 24-hour luxury lifestyles television channel in the summer of 1998. Ivana Trump owns the remaining 10% of Fifth Avenue and will serve as the hostess for the channel.

MARKETING

         The Company utilizes media advertising, telemarketing, direct mail, and door-to-door marketing to increase its subscriber base both in the LaCrosse System and the Costa Rican System. The Company also intends to run promotional pricing campaigns and take advantage of public relations opportunities. The Company emphasizes price-to-value, reliability of service, quality and reliability of equipment, and picture quality in its marketing programs.

         LACROSSE. With respect to price-to-value relationship, the Company believes that it is offering its LaCrosse System subscribers competitive pricing. Subscription fees start at $23.50 per month for basic programming, including a premium movie channel. Pay-per-view stations may be made available in the future at an additional charge. Specially priced packages may also be made available, and pricing during promotional periods may also be lower. The monthly fee charged by the Company is significantly below what the two "hard-wire" cable companies in LaCrosse charge for their equivalent programming packages. In LaCrosse, the Company focuses its marketing efforts on the reliability of its service. The Company provides 24-hour per day service, with rapid response time on incoming telephone calls, and flexible installation scheduling. In LaCrosse, the Company has positioned itself as a reliable, cost-effective alternative to traditional hard-wire cable operations, which presently serve over 50% of the area's 70,000 households within the area's 25-mile radius.

         COSTA RICA. The Company currently offers six channels of pay television in Costa Rica (HBO-Ole, Cinemax, Sony Entertainment, Cartoon Network, Discovery Channel, and Fox Sports). Movies generally are in English with Spanish subtitles. Most remaining programming is in Spanish. Each subscriber receives an addressable set-top converter and a remote control that is also able to operate the 22 off-air channels available for reception.

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

HARDWARE

         A number of reputable manufacturers produce the equipment used in wireless cable systems, from transmitters to the set-top converters which feed the signal to the television set. Because the signal is broadcast over the air directly to a receiving antenna, wireless cable does not experience the problems caused by amplifying signals over long distances experienced by some hardwire cable subscribers. This is particularly the case for a signal delivered over longer distances. Amplification of signals can lead to greater signal noise and, accordingly, a grainy picture for some subscribers. Also, the transmission of wireless signals is not subject to the problems caused by deteriorating underground cables used in conventional systems. As a result, wireless cable is sometimes more reliable than conventional cable, and picture quality is generally equal to or better than ordinary cable. In addition, extreme weather conditions typically do not affect wireless cable transmitters, so customers seldom experience outages sometimes common to conventional cable.

         In Costa Rica, the Company anticipates even greater market penetration than in the United States because of the absence of significant hard-wire cable services and the impediment of significant costs to install cabling to expand their geographic service areas. Unlike the United States where hard-wire cable has been in existence for many years and cable infrastructure is in place, no such wide-ranging infrastructure is in place in Costa Rica. The Company believes its ability to provide quality pay television services by wireless transmission will be a very competitive alternative or the only alternative in the many areas not serviced by hard-wire cable.

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

COMPETITION

         The pay television industry is highly competitive. Wireless cable television systems face or may face competition from several sources, including established hardwire cable companies.

         Wireless cable programming is transmitted through the air via microwave frequencies that generally require a direct "line-of-sight" from the transmitter facility to the subscriber's receiving antenna. In communities with dense foliage, hilly terrain, tall buildings or other obstructions in the transmission path, transmission may be blocked at certain locations or require additional repeater equipment to circumvent such obstructions. Traditional hard-wire cable systems deliver the signal to a subscribers location through a network of coaxial cable and amplifiers and do not require a direct line-of-sight for transmission and, therefore, may have a competitive advantage over the Company in those areas where the reception of wireless cable transmissions is difficult or impossible. In the Costa Rican System, however, the Company is not broadcasting its 6 channels over microwave frequencies, so the Company has no requirement for "line of sight" transmission and can reach virtually all households within the signal pattern.

         Since wireless cable systems do not require an extensive network of coaxial cable and amplifiers, the systems' capital cost per installed subscriber is significantly less than that for hard-wire cable systems. In addition, operating costs of wireless cable systems are generally lower than those of comparable hard-wire cable systems due to lower network maintenance. As a result of lower capital and operating costs, the Company is able to charge less for its standard service packages than the amount charged for comparable service provided by hard-wire cable system operators, thereby enhancing the Company's competitive position.

         U.S. wireless cable programming can only be transmitted on the frequencies made available for wireless cable by the FCC. Currently, and until the commercial availability of digital compression technology, the number of channels of cable television programming that can be provided to subscribers of U.S. wireless cable systems is limited to 33.

         Costa Rica has no such limits, but, other than the frequencies owned by the Company, there are no other frequencies currently available for acquisition. Hard-wire cable systems are not limited in this regard and frequently offer more channels of cable television programming than wireless cable systems.

         The LaCrosse System competes with two hard-wire cable companies, which currently offer 28 and 40 channels, respectively, to their subscribers compared to the 22 channels the Company currently offers. The Costa Rican System currently offers 6 pay channels and the three local hard-wire cable companies offer from 36 to 40 channels, approximately one-third of which are re-broadcast of local, off-air programming. The Company believes that, with its 22 off-air channels plus 6 pay channels, its channel line-up and service is price competitive.

         U.S. programming is generally available to traditional hard-wire and wireless operators on comparable terms, although operators that have a smaller number of subscribers often are required to pay higher per-subscriber fees. Accordingly, operators in the initial operating stage generally pay higher programming fees on a per subscriber basis. In Costa Rica, there are fewer programming alternatives than in the U.S. but there are still a substantial number of Spanish-language and international programs available. The Company offers a package of what it believes is the most desirable program alternatives in Costa Rica.

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

         In the LaCrosse market, two traditional hard-wire cable companies are the Company's primary direct competitors. The Company estimates that within its signal pattern for LaCrosse, over 50% of the households are hard-wire cable subscribers. The two hard-wire cable companies in LaCrosse currently offer 28 and 34 channels, respectively, to their subscribers compared to the 22 channels the Company currently offers. Of the approximately 70,000 potential subscribers within the LaCrosse System's signal pattern, approximately 20,000 are currently not wired for hard-wire cable and approximately 20,000 more have access to such services but are not subscribers. The Company is directing its principal marketing efforts toward potential subscribers who are either not wired for hard-wire cable or are not presently hard-wire cable customers.

         In Costa Rica, three hard-wire cable companies are the Company's primary, direct competitors. The Company estimates that within its signal pattern for Costa Rica, fewer than 20% of the households are hard-wire cable subscribers and no more than an additional 10% have access to hard-wire cable services. The three hard-wire cable companies in Costa Rica currently offer up to 46 (11 local, 35 international), 48 (13 local, 35 international), and 36 (9 local, 27 international) channels, respectively, and charge approximately $22, $25, and $23 per month, respectively, for basic programming (movies are additional), and approximately $15, $23, and $23, respectively, for installation services. None offers pay-per-view programming or addressable converters. All three companies offer discounts for long-term contracts. The Company offers a package of 28 channels (22 local off-air, 6 international) for a monthly fee of approximately $14 to $17, plus installation. Based on the Company's existing subscriber base of approximately 4,600 households that presently pay an average of $16 per month for six channels of programming and the very limited penetration of hard-wire cable into this market, the Company believes that it has a competitive programming alternative to hard-wire cable.

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

         Satellite receivers are generally seven to twelve foot dishes mounted in the yards or on the rooftops of subscribers to receive a wide range of television and radio signals from orbiting satellites. Their popularity has been reduced due to scrambling, which requires users to purchase decoders and pay for programming. Although these systems are capable of delivering over 100 channels of programming, equipment and connection currently cost approximately $1,000-$2,000. Satellite receivers are popular in Costa Rica in wealthier and outlying communities but do not represent a significant share of the market.

         Direct broadcast satellite ("DBS") involves the transmission of an encoded signal directly from a satellite to the home user using a relatively small (12 to 36 inches) dish mounted on a rooftop or on the ground. DBS services are capable of delivering over 100 channels of programming. Such services currently cost approximately $200-$1,000 for equipment and connection, and average approximately $35 per month for access to basic programming. Local broadcast channels are not currently offered by DBS.

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

         The FCC has proposed certain rules to reallocate the 28 gHz band to create a new video programming delivery service referred to as local multi-point distribution service ("LMDS"). If adopted as proposed, such rules would allow for the entry into each market of at least two new wireless video program distributors with access to upwards of 49 channels each. If the FCC adopts LMDS, the Company does not anticipate licensing and system construction for several years. Significant opposition to LMDS currently exists including opposition from the National Aeronautics & Space Administration ("NASA") claiming that LMDS will interfere with the transmission to NASA satellites.

SOURCES OF PROGRAMMING

         LACROSSE. The Company currently arranges for programming from three sources for the LaCrosse System: (i) broadcasters of off-air (VHF/UHF) signals,
(ii) an NBC affiliate station for the retransmission of its signal, and (iii) suppliers of programming typically broadcast over cable systems. Programming from off-air broadcasters is negotiated on a case-by-case basis and may be available for no charge or for a minimal royalty payment. The VHF and UHF broadcasters in LaCrosse, Wisconsin (CBS, ABC, FOX, PBS and Channel 50) allow the Company's customers to receive their signals through a high-grade antenna provided by the Company without the assessment of any fee or royalty.

         There is no NBC affiliate broadcasting off-air in LaCrosse, but the Company has an agreement with the NBC affiliate in nearby Eau Claire, Wisconsin, to allow the Company to retransmit its programming over one of the Company's MMDS frequencies without any fee provided the Company purchases at least $500 of advertising each year from this station.

         In addition to off-air broadcasters, the Company has agreements with program suppliers for ESPN, ESPN 2, CNN, CNN Headline News, USA, WGN, WTBS, TNT, A&E, Nickelodeon, Discovery, TNN, the Family Channel, Lifetime, the Weather Channel and ShowTime for broadcasting in the LaCrosse System. The program agreements generally have three-year terms, with provisions for automatic renewals and are subject to termination for breach of the agreement, including non-payment. The programming agreements generally provide for royalty payments based upon the number of Company subscribers receiving the programming each month. Individual program prices vary from supplier to supplier, and more favorable pricing sometimes is afforded to operators with larger subscriber bases.

         If any existing programming contracts are canceled, or not renewed upon expiration, the Company would have to seek program material from other sources.

         COSTA RICA. The Company currently arranges for programming from two sources in Costa Rica: (i) broadcasters of off-air signals and (ii) suppliers of programming typically broadcast over cable systems. The VHF/UHF signals broadcast in Costa Rica are received at no charge through a high-grade antenna. The six pay television channels offered by the Company include HBO-Ole, Cinemax, Sony Entertainment, Cartoon Network, Discovery Channel/Music Video, and Fox Sports, with a late-night alternative of Spice on one channel. Movies generally are broadcast dubbed in Spanish or in English with Spanish subtitles, and most other programming is in Spanish. The agreements for such programming are typically indefinite in length, provide for royalty payments based upon the number of TelePlus subscribers receiving the programming each month, and are terminable for non-payment. Individual program prices will vary from subscriber to subscriber, and more favorable pricing may be available as TelePlus' subscriber base increases.

         In addition to the programming alternatives described above, the Company may introduce a "pay-per-view" service that enables customers to order and pay for one program at a time. Pay-per-view services have been successful for specialty events such as wrestling, heavyweight prize fights, concerts, and early release motion pictures. This service can also be promoted for the purchase of movies in competition with video rental stores. Pay-per-view requires the subscriber to have an "addressable" converter which allows the operator to control what the subscriber watches without having to visit the subscriber location to change equipment. All subscribers in both the LaCrosse and Costa Rican Systems are equipped with addressable converters. In order for customers to order pay-per-view events more conveniently, however, an "impulse" pay-per-view converter would be desirable because it has a return line via phone or cable to the cable operator's computer system and enables a subscriber to order pay-per-view events by pushing a button on a remote control rather than requiring the subscriber to make a telephone call to order an event.

GOVERNMENT REGULATION

         UNITED STATES. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things: to issue, revoke, modify and renew licenses within the spectrum available to wireless cable, to approve the assignment and/or transfer of control over such licenses; to determine the location of wireless cable systems" to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity requirements on wireless cable operators. The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a franchise from a local authority and is subject to fewer local regulations than a hard-wire cable system. In addition, utility poles and dedicated easements are not necessary.

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

         Under the Telecommunications Act of 1996 (the "1996 Act"), Congress has directed the FCC to eliminate cable rate regulations for "small systems," as defined in the 1996 Act, and for large systems under certain prescribed circumstances, and for all cable systems effective three years after enactment of the 1996 Act. The 1996 Act could have a material impact on the wireless cable industry and the competitive environment in which the Company operates. The 1996 Act will result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation will, among other things, substantially reduce regulatory authority over cable rates. Another provision of the 1996 Act will afford hardwire cable operators greater flexibility to offer lower rates to certain of their subscribers, and would thereby permit cable operators to offer discounts on hard-wire cable service to the Company's subscribers or prospective subscribers.

         The legislation will also permit telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the wireless cable industry, including the Company. In addition, the legislation will afford relief to DBS by exempting DBS providers from local restrictions on reception antennas and preempting the authority of local governments to impose certain taxes. The Company cannot predict the substance of rules and policies to be adopted by the FCC in implementing the provisions of the legislation.

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

         ITFS channel licenses that are not secured by educational institutions may, in some instances, be acquired directly by commercial broadcasters without obligation to compensate the educational institutions. Six of the channels currently owned by the Company in the LaCrosse System were ITFS channels that were acquired when no educational institution applied for the rights to such channels. These channels may be used by the Company, without restriction, for full-time commercial programming.

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

         Although renewal of FCC licenses is not automatic, the company has no reason to believe the LaCrosse licenses will not be renewed for several additional 10 year periods. It is very seldom, if ever, that the licenses of operators actively following their FCC approved plan of operation and complying with the FCC's rules and procedures are not renewed.

         COSTA RICA. Television operations in Costa Rica are regulated mainly by the Radio and Television Law - Ley de Radio y Television, No. 1758 of June 19, 1954, as amended (the "Law"); the Regulation of Wireless Stations - Reglamento de Estaciones Inalambricas, No. 63 of December 11, 1956, and the Broadcasting Rule of Atlantic City and the International Agreements Regarding Broadcasting executed in Washington, D.C., on March of 1949, which have been ratified by the Congress of Costa Rica. According to the Law, television operations can only be established, conducted and exploited by means of a concession granted by the Radio Control Office ("RCO"), upon payment of the taxes and completion of all formal requirements imposed by the Law.

          Once the concession is granted, the RCO will periodically control and supervise its operation. In order to verify that the terms and conditions of the concession are being fulfilled, the RCO is authorized to visit and inspect the place of business of the concessionaire at any time. If there is any incorrect technical functioning, the licensee, within forty-eight hours, must reestablish the concession to its original terms under penalty of cancellation of the license. Concessions for the Company's Costa Rican System are owned by the Costa Rican operating companies that were acquired by the Company through its wholly owned Costa Rican subsidiary in February 1996.

         Furthermore, the owner of a concession is obligated to strive to increase the cultural level of the population. The owner of the concession is jointly liable, together with whoever broadcasts or transmits through the frequency, for any violations of the Law, provided there is intentional conduct by the concessionaire. In case of negligence, the liability is subsidiary to the direct offender's. The concessionaire is not liable in the absence of willful participation or negligence. Any broadcast shall operate free of impurities (espurias y armabucas) and with the frequency adjusted so that no interference is caused to other concessionaires.

         If the operating center does not meet these requirements, its functioning will not be authorized by the RCO. Other governmental limitations or restrictions apply, such as a prohibitions against broadcasting certain information, whether private or official, local or international, except in situations of emergency; false news; alarm calls without reason, the broadcasting of programs emanating from other concessionaires without their previous authorization, and the use of vulgar or improper language.

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

         DEVELOPMENT OF NEW TERRITORIES. On March 28, 1996, the FCC completed its auction of authorizations to provide single channel and multi-channel Multi-point Distribution Service ("MDS") wireless cable services in 493 Basic Trading Areas. The Company won bids in three markets-. Hickory - Lenoir - Morganton, North Carolina; Wausau - Rhinelander, Wisconsin; and Stevens Point - Marshfield - Wisconsin Rapids, Wisconsin. On April 5, 1996, the Company submitted a payment of $239,502 that, coupled with its initial deposit of $65,120, made up the initial down payment for acquisition of these licenses. The Company has made the second required deposit equal to 10% of its winning bid only on the Wisconsin licenses. The Wisconsin territories provide approximately 70,000 line-of-sight households and offer markets that the Company believes are competitively equivalent to or better than that of the LaCrosse System.

         The licenses are conditionally issued only upon payment in full of the initial 20% down payment. The remaining balance of approximately $2,600,000 for the acquisition of these licenses will be paid over the next ten years. As the Company did not make the required additional 10% payment on the North Carolina license, the Company has forfeited its right to acquire such license. In addition, the Company may be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent auction of this license. The FCC has not yet announced plans to re-auction the Hickory License.

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

         If the Company chooses not to develop an operating system, it may decide to attempt to lease a license or to sell a license. If the Company decides to attempt to lease a license or to sell a license, then there is no assurance that there will be a buyer or lessor for such license or one offering an acceptable price when the Company attempts to sell or lease it. There is also a risk that other license holders will attempt to sell or lease their licenses at the same time as the Company. Additionally, the FCC must approve any transfer of a license.

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

         In Costa Rica, the Company believes it is well positioned to compete effectively with other pay television providers in the San Jose Central Valley area, principally hardwire cable operators, and to establish a profitable business. The Company also is evaluating the possibility of directing its signals into other key metropolitan areas of Costa Rica that aren't served by any cable or other pay television service by establishing additional transmission sites and/or utilizing more powerful transmitters.

EMPLOYEES

         As of February 10, 1998, the Company had 40 full-time employees and no part-time employees serving in its executive, LaCrosse, and Costa Rica offices. The Company maintains various benefit plans and experiences good employee relations.

MAJOR CUSTOMERS

         The Company is not dependent upon one or a few major customers or suppliers.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         The Company complies with all applicable federal, state, and local environmental laws and regulations, none of which the Company believes have a material effect on its operations or business.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently shares furnished lease space with Mel Rosen who, leased approximately 3,000 feet of space in a one-story office building in North Miami Beach, Florida in April 1997. The lease is for one year, renewable at the lessee's option. The Company pays approximately $1,500 per month as its share of the North Miami Beach, Florida lease space.

         The Company also leases approximately 1,400 sq. ft. in an office building in Daytona Beach, Florida, at a monthly lease cost of approximately $1,600/month. The Daytona Beach office was the corporate headquarters of the Company from August 1996 until it was closed in late 1997. The office will be subleased for the remainder of the three-year lease term.

         The Company leases approximately 2,000 sq. ft. of facilities in LaCrosse, Wisconsin for its Wisconsin Wireless Cable TV operation. Approximately one-fourth of such space is warehouse space. The rent is $1,391 per month. The lease expires in September 1999.

         The Company also leases approximately 4,485 sq. ft. of office and warehouse facilities in San Jose, Costa Rica for its Tele-Plus wireless cable television operation. Approximately one-fifth of such space is warehouse space. The rent is $1,750 per month. The lease expires in April 1998 and is renewable.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock ("Common Stock" of the Company, par value $.001 per share, has traded on The Nasdaq over-the-counter ("SmallCap") Market under the symbol "TCTV" since qualification for listing on NASDAQ on May 3, 1995. Warrants ("Warrants") to purchase Common Stock of the Company are traded on the over-the-counter market under the symbol "TCTVW." The initial offering price for the Common Stock was $5.00 per share and the initial offering price for each Warrant to purchase one share of Common Stock at a specified price was $.25 per Warrant.

PRICE RANGE OF COMMON STOCK

         The Common Stock of the Company is currently trading on The Nasdaq SmallCap Market under the symbol "TCTV."

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the Common Stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions:

                                                         COMMON STOCK
                                              ---------------------------------
QUARTER ENDED                                 HIGH BID                  LOW BID
-------------                                 --------                  -------
December 31, 1997                             3.8125                    1.50
September 30, 1997                            3.9375                     .375
June 30, 1997                                 1.28125                    .15625
March 31, 1997                                4.375                      .96875

                                                         COMMON STOCK
                                              ---------------------------------
QUARTER ENDED                                 HIGH BID                  LOW BID
-------------                                 --------                  -------
December 31, 1996                             5.50                      4.00
September 30, 1996                            9.50                      4.50
June 30, 1996                                 8.25                      6.875
March 31, 1996                                8.375                     7.00


         The approximate number of record holders of the Company's Common Stock is 1,000. The Company believes that its Common Stock is beneficially held by more than 1,200 holders.

         DIVIDEND POLICY. The Company has never paid cash dividends on its Common Stock and intends to retain any future earnings for the operation and expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company operates wireless cable television systems in LaCrosse, Wisconsin (the "LaCrosse System") and in the Central American country of Costa Rica (the "Costa Rican System"). As of December 31, 1997 the LaCrosse System had approximately 1,200 subscribers and the Costa Rican System had approximately 4,600 subscribers. The Costa Rican System and related licenses were acquired on February 23, 1996. During the third quarter of 1996, the Company increased the Costa Rican programming, upgraded the delivery system and launched the new cable system on September 15, 1996.

         On March 28, 1996, the Company successfully bid for authorizations to three markets: Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The areas in Wisconsin are designated as future wireless cable television systems. The North Carolina authorization has been abandoned.

         The restructure of the loan issued as part of the acquisition of the Costa Rican licenses resulted in a change in control of the Company and its executive management in May 1997.

RESULTS OF OPERATIONS

REVENUES

         The Company had revenues of $1,085,149 for 1997 compared to $459,185 in 1996. The $625,964 increase in revenues is primarily due to a significantly increased Costa Rican subscriber base. Also, revenues in the 1996 period were negatively impacted by the aforementioned relaunch of the Costa Rican system. The Costa Rican System generated approximately 64% of 1997 revenues and 23% of 1996 revenues and the LaCrosse System generated approximately 36% of 1997 revenues and 77% of 1996 revenues.

COST OF SALES

         Cost of sales for 1997 increased $74,015 over the comparable 1996 period, due primarily to the significant increase in Costa Rican subscribers. Cost of sales as a percent of revenues declined from 21% in 1996 to 16% in 1997 because of the lower programming costs of the Costa Rican System and the increase in Costa Rican System revenues as a percentage of total revenues from 23% in 1996 to 64% in 1997.

OPERATING EXPENSES

         Operating expenses for 1997 include $988,000 of unusual expenses regarding investment banking and financial relations consulting expense assigned to a consulting agreement dated December 23, 1996 and $128,000 assigned to a consulting agreement made in July 1997 with an investment banking firm. These agreements will not be renewed and such expenses recorded in 1997 are not expected to recur in 1998.

         Operating expenses also include charges of $120,142 in 1997 and $65,544 in 1996 related to the default on the North Carolina licenses. The change in useful lives of licenses from 40 years to 15 years resulted in a $200,000 charge in 1997 for the additional amortization. Amortization using a 40 year life was $110,050 in 1997 and $93,246 in 1996.

         Excluding the above described unusual operating expenses and the effect of the change in accounting estimate totaling $1,436,142, the costs of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $1,861,140 (172% of related revenues) in 1997. During 1996, the Company had comparable operating expenses of $1,679,764 (366% of related revenues). The $181,376 increase in comparable operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System.

         The operating expenses as a percent of revenues declined from 366% to 172% because of the significant increase in subscribers in Costa Rica and the spreading of fixed and semi-variable operating expenses over a larger revenue base. An entire year of revenues from the higher Costa Rican subscriber base at January 1, 1998 should cause the operating expense ratio to decline significantly in 1998 from the 172% ratio for 1997.

INTEREST EXPENSE/INTEREST INCOME

         The $685,396 of interest expense for 1997 was $581,974 higher than 1996 because of the $2 million Rosen loan, as follows:

         1. $50,000 was paid to extend the maturity and $188,750 was charged to restructure the loan;
         2. The loan was outstanding for the entire year (compared to 10 months in 1996);
         3. The interest rate increased from 3.6% to 12% for the last 7 months in 1997;
         4. $109,967 was included in interest expense for the early conversion to common stock;
         5. $140,000 associated with the conversion of convertible debt at a discount.

         Interest income decreased significantly due to the significant reduction in cash equivalents in the last half of 1996. The company's cash equivalents and short term investments at the beginning of 1996 generated significant interest income in 1996 before they were used to:

         1.   Pay for the Costa Rican licenses;
         2.   Purchase equipment for both the Costa Rican and LaCrosse Systems;
         3.   Make the down payment on the new US licenses; and
         4.   Fund operating losses for 1996.

NET LOSS

         The $3,061,964 net loss for 1997 includes $1,724,859 of expenses and charges that are not expected to recur in 1998 and future years. The $1,382,214 net loss for 1996 included a $65,544 charge for abandoning the Hickory North Carolina licenses. After excluding these unusual items from both 1997 and 1996 and the $200,000 additional amortization of licenses in 1997, the net loss for 1997 actually declined by $179,565 from $1,316,670 for 1996 to $1,137,105 for
1997 with comparable amortization of licenses in both years.

         The following table lists the adjustments necessary to reflect a comparable 40 year license amortization in 1997 and 1996 and to exclude the charges and expenses that are not expected to recur in 1998 and future years:

                                                                           1997            1996
                                                                       -------------     --------
           Investment banking consulting services                        $  988,000      $      -
           Other investment banking consulting services                     128,000             -
           Loan extension and restructure costs                             238,750             -
           Additional interest for conversion of debt at a
              discount from fair value                                      140,000             -
           Charge for early conversion of Debenture                         109,967             -
           Write-down deposit on Hickory NC license                         120,142        65,544
                                                                         ----------      --------
           Total non-recurring expenses                                   1,724,859        65,544
           Effect on 1997 of change in estimate to a 15 year life
             for licenses                                                   200,000             -
                                                                         ----------      --------
           Total                                                         $1,924,859      $ 65,544
                                                                         ==========      ========

         The revenues from an increased Costa Rican subscriber base and operating for a full year in Costa Rica are the principal reasons for the $179,565 improvement in 1997 operating results, excluding these unusual items and the $200,000 for the change in accounting estimate. The higher gross profit from the 1997 Costa Rican subscriber base covered more of the fixed and semi-variable operating expenses in 1997 than the gross profit from the 1996 Costa Rican subscriber base could cover.

         With 4,600 subscribers on January 1, 1998 compared with 1,300 subscribers on January 1, 1997, the Company expects 1998 to continue this trend of improved operating results in Costa Rica.

INFLATION AND FOREIGN CURRENCY FLUCTUATION

         Costa Rica experienced a decline in the value of the Colon relative to the US dollar of approximately 1% per month in 1997. The government of Costa Rica mandates minimum salary increases on July 1 and January 1 of each year. The Company has been able to increase its prices to cover the wage increases and the effects of the currency decline in Costa Rica and believes that it will be able to continue to do so without significant effect on its subscriber base.

         The providers of the programming that the Company rebroadcasts in LaCrosse have increased the rates charged per subscriber when the contracts were renewed primarily in the fall of 1997. These increases have not been significant and, as the low cost provider of alternative cable TV, the Company believes it has the ability to increase its rates to pass the additional programming costs onto its subscribers.

LIQUIDITY

SOURCE AND USE OF CASH FOR 1997

         During 1997 the Company raised $830,479 of cash/working capital from the following sources:


        Loans from shareholders                                                 $  180,479
        Proceeds from sale of preferred stock                                      200,000
        Exercise of warrants issued to investment banking consultants              450,000
                                                                                 ---------
        Total cash/working capital added                                         $ 830,479
                                                                                 =========

         Approximately $316,000 of the cash was used to purchase equipment to increase the Costa Rican subscriber base from 1,300 at the end of 1996 to 4,600 at the end of 1997. The remaining $514,479 was used to fund operating losses and increase the cash position by $86,589, from $26,618 at December 31, 1996 to $113,207 at December 31, 1997.

         The Company has reviewed its computer software needs and does not expect to incur a significant expense in order for the company to comply with the year 2000 requirements.

RESTRUCTURE ROSEN LOAN AND CONVERSION TO COMMON STOCK

         See Note 4 of the Notes to the Consolidated Financial Statements included in Part II, Item 7 of this report, with respect to the debt restructuring, the contemporaneous change in control which occurred in May 1997 and the agreement to convert the Debenture and related interest into common stock in 1998.

WORKING CAPITAL DEFICIT/ADDITIONAL DEBT OR EQUITY FINANCING REQUIRED

         The accompanying financial statements reflect current liabilities of $842,412 and current assets of $180,237 resulting in a working capital deficit of $662,175.

         Although the Costa Rican and LaCrosse operations generate positive cash flow, the cash flow does not cover the corporate overhead. After the conversion of the Rosen debentures the Company will continue to show a working capital deficit with the current subscriber base. Increasing the subscriber base requires additional capital because the incremental equipment and labor installation costs per subscriber exceed the installation fees charged the subscriber. It generally takes between 6 months and a year for the gross profit from each new subscriber to cover the incremental costs of adding the subscriber.

         The Company intends to substantially increase its current subscriber base in the Costa Rican System and to moderately grow the LaCrosse System. The company also plans to fully develop the Fifth Avenue Channel. The Company believes it needs to raise an additional $1,500,000 of debt or equity capital for capital expenditures and operations, including its corporate overhead and its Costa Rican, LaCrosse and Fifth Avenue operations. The Company is exploring various sources of additional financing, but has no commitments in this regard. Failure to secure additional debt or equity financing could have a material adverse effect on the Company and its ability to continue as a going concern.

         Reference is made to the Report of Independent Certified Public Accountants included in the accompanying consolidated financial statements included in Part II, item 7 of this report regarding their explanatory paragraph about the Company's ability to continue as a going concern.

AGREEMENT TO ACQUIRE 60% OF THE FIFTH AVENUE CHANNEL

         In November 1997 the Company agreed to acquire 60% of the capital stock of The Fifth Avenue Channel, Inc. ("Fifth Avenue"), 45% from Mel Rosen, the Company's President and controlling shareholder, and 15% from International Broadcast Corporation ("IBC"). As consideration, the Company will issue 200,000 shares of its common stock upon the closing of the purchase of the Fifth Avenue capital stock, which is expected to occur in the second quarter of 1998.

         Up to 400,000 additional Company shares may be issued if Fifth Avenue achieves certain revenue and net profit milestones in its first two years of operations. Mel Rosen will retain 20% and IBC will retain 10% of the stock of Fifth Avenue, which will premiere a new 24-hour luxury lifestyles television channel in the summer of 1998. Ivana Trump owns the remaining 10% of Fifth Avenue and will serve as the hostess for the channel.

         Pursuant to the acquisition agreement the Company is obligated to fund the development of Fifth Avenue. In 1997 the Company advanced approximately $57,000 to fund the operating expenses of Fifth Avenue. The $57,000 was charged to operating expenses in 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (FAS 130), and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 7.  FINANCIAL STATEMENTS

         Financial Statements prepared in accordance with Regulation SB are attached as exhibits to this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NOT APPLICABLE

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table lists certain information about the directors and executive officers of the Company.


           NAME                               AGE              POSITION
           ----                               ---              --------
           Melvin Rosen                       54               President and Director

           Samuel H. Simkin                   51               Vice President, General Counsel
                                                               and Director

           Eric Lefkowitz                     38               Director*

           Dennis J. Devlin                   47               Director*

           James R. Pekarek                   53               Vice President, Chief Financial
                                                               Officer

         *Member of Audit Committee

         Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the Board of Directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the Board of Directors.

         MELVIN ROSEN: PRESIDENT AND DIRECTOR

         Mel Rosen, 54, is President and Chief Executive Officer of the Company since May 1997. Mr. Rosen has a wealth of experience in a wide range of business activities including, most prominently, satellite and cable television.

         Mr. Rosen is a graduate of Loyola College, Baltimore, MD (BS, English,
1965) and an Honors Graduate of the University of Maryland School of Law (J.D.
1968). He practiced law in New York, specializing in taxation, with Proskauer, Rose, Goetz & Mendelsohn; Finley, Kumble, Underberg, Persky & Roth; and Rosen and Mintzer. Mr. Rosen developed an expertise in real estate finance and development and in the 1970's became a major owner of residential housing. During the 1980's, Mr. Rosen was a producer of motion pictures and classical ballet, among other ventures.

         In 1987, Mr. Rosen and a partner co-founded TVN Entertainment Corp., a closely held company which is currently the owner-operator of the largest multi-channel pay-per-view satellite television system in the U.S. and is one of the largest lessees of television satellite transponders in the U.S. TVN's offerings of recent motion pictures, major sporting events (such as championship boxing) and NFL Football's "Sunday Ticket" account for approximately 90% of the pay-per-view revenue on C-band satellite television. TVN, based in Burbank, CA, has in excess of 850,000 C-band satellite dish and other subscribers and is in the forefront of digital technology. Mr. Rosen is a major shareholder and a director of TVN, but is not actively involved in the operations of the Company.

         For the past 11 years, Mr. Rosen has owned and operated a national broadcast television channel in Costa Rica. From 1987 - 1996, he also owned and operated the wireless cable subscription television system in Costa Rica which, in February 1996, was sold to and is presently being operated by Tel-Com. During this time, Mr. Rosen developed extensive knowledge of the wireless cable television business in Costs Rica and other countries of Latin America.

         Other than his position as President, CEO and Chairman of Company, Mr. Rosen has only one other active business. He is President and CEO of The Fifth Avenue Channel, Inc., a company owned by Ivana Trump, Mr. Rosen and International Broadcast Corporation.

         SAMUEL H. SIMKIN: VICE PRESIDENT AND GENERAL COUNSEL

         Samuel H. ("Sandy") Simkin, 51, has served as Vice President and General Counsel and a Director of the Company since May 1997. Mr. Simkin has a broad-based legal and business background. He is a graduate of University of Texas at Austin (BBA, Business Honors, 1968); University of Texas School of Law (J.D., 1970); and Georgetown University, Washington, D.C. (LL.M. 1971). He was a practicing tax attorney in Houston, Texas from 1972 - 1996, specializing during those years in corporate finance, real estate, mining and minerals and entertainment law. During this period, he served as Vice President and General Counsel of a large closely held coal-mining company in the Midwest.

         During the period 1986 - 1997, Mr. Simkin was an equity partner in and legal advisor to several business ventures, including a music production and publishing company in Los Angeles, a real estate and timeshare development company in Orlando, FL and, most recently, an Orlando-based television production company which produced a series of business newsmagazine shows.

         ERIC LEFKOWITZ: DIRECTOR

         Eric Lefkowitz, 38, is President and CEO of International Broadcast Corporation (IBC). Mr. Lefkowitz is a graduate of St. Joseph University, Philadelphia, PA, (BA, Finance, 1983). Mr. Lefkowitz founded IBC in 1987. IBC is a pioneer in the electronic media field, specializing in new product marketing on cable TV. Under Mr. Lefkowitz's guidance, IBC's products are aired to TV viewers in over 43 countries in their respective languages and in 38 states in the US. Recently, IBC contracted with four networks for 200 hours a month in five states for home shopping programming. This programming will reach 70 million viewers in the US. IBC also has special studio production arrangements with QVC and Home Shopping Network.

         DENNIS J. DEVLIN: DIRECTOR

         Mr. Devlin is a founder and has served as director and Vice President of the Company since May 1993. Mr. Devlin is the founder and has served as president of Dennis' Mobile Home Service and Supply, Inc., Wayne, Michigan since 1979. Mobil Home Service and Supply, Inc. is engaged in the construction of additions, roof systems and specialized products for mobile home owners, including remodeling, insurance services, parts supply, and repair. Mr. Devlin received a Bachelor of Art Education degree in 1971 from Eastern Michigan University.

         JAMES R. PEKAREK: CHIEF FINANCIAL OFFICER

         James Pekarek, 53, is Vice President & Chief Financial Officer of the Company since September 1997. A certified public accountant with extensive "Big 6" auditing experience on publicly held companies reporting to the SEC. He has an extensive background in manufacturing, health care, real estate, insurance, trucking and other service industries.

         Mr. Pekarek is a Summa Cum Laude graduate of the College of St. Thomas, St. Paul, MN (B.A. Accounting). From 1976 - 1985, he was a partner with KPMG Peat Marwick, St. Paul, where he performed financial audits and consulting services for over 50 diversified public and private companies, ranging from $5 million to $2 billion in revenues. He served as Chief Financial Officer of the Merchants Group, NY, (AMEX: "MGP"), 1985 - 1987; of Homeowners Group (OTC:
"HOMG"), FL, 1988 - 1991; and of Med/Waste, Inc. (OTC: "MWDS"), FL, 1992 - 1995.
During the period of 1996-1997, Mr. Pekarek performed general business consulting and controller services for a wide range of companies and industries.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Securities and Exchange Commission has implemented a rule that requires companies to disclose information with respect to reports that are required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, by directors, officers and 10% shareholders of each company, if any of those reports are not filed timely. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 1997 and Form 5, if any, with respect to that year, the Company is unaware of any delinquent filings.

ITEM 10. EXECUTIVE COMPENSATION

Director's Remuneration

         Commencing June 1996, each non-employee Director received a fee of $500 for each board and committee meeting they attended. At the 1996 annual meeting of the Directors, each Director received a non-discretionary grant of a stock option for 5,000 shares of common stock. No stock options were granted in 1997.

Summary Compensation Table

         The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, the Company's President with respect to services rendered in 1995, 1996 and 1997. No other executive officer of the Company received compensation in excess of $100,000 during the Company's last completed fiscal year.

                                                  TOTAL COMPENSATION    SECURITIES
                                                  -------------------   UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR     SALARY       BONUS    OPTIONS
---------------------------               ----    --------      -----    -------
Fernand L. Duquette,
    Former CEO (1)                        1997    $ 37,000        --      $ --

                                          1996    $120,000        --      $ --

                                          1995    $ 92,000        --      $7,000

Melvin Rosen, President, CEO (2)          1997    $ 90,000        --      $ --


(1) Mr. Duquette resigned as the Company's President and Chief Executive Officer as well as from his position as a director of the Company on May 19, 1997.

(2) First became an officer or director of the Company in May 1997.

Option Grants

         No options were granted to any officers, directors or employees in 1997.

Options Exercised

         No options were exercised in 1996 or 1997, and all of the options granted to Fernand Duquette in 1995 and 1996 expired in 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock by all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director and executive officer, and all executive officers and directors of the Company as a group, as of February 10, 1998:

       NAME AND ADDRESS OF                 AMOUNT AND NATURE               PERCENT OF
       BENEFICIAL OWNER OR                   OF BENEFICIAL                OUTSTANDING
        IDENTITY OF GROUP                     OWNERSHIP(1)                 SHARES(2)
       -------------------                 -----------------              -----------
Fernand L. Duquette                            313,000(3)(4)                   7.8%
501 Grandview Ave., Suite 201
Daytona Beach, FL 32118

Dennis J. Devlin                               297,000(3)(4)                   7.4%
35451 Elm Street
Wayne, MI 48184

Melvin Rosen                                 6,033,212(5)                     61.9%
1506 N.E. 162 Street
N. Miami Beach, FL 33162

Samuel H. Simkin                                     0                           0%
1506 N.E. 162nd Street
N. Miami Beach, FL 33162

James R. Pekarek                                     0                           0%
1506 N.E. 162 Street
N. Miami Beach, FL 33162

Amber Capital Corporation                      394,477                         9.8%
2 Spur Lane
Rolling Hills, CA 90274

Investor Resource Services, Inc.               394,477                         9.8%
490 North Causeway
New Smyrna Beach, FL 32169

Aurora Holdings, Inc.                          394,477                         9.8%
1020 Brookstown Avenue, Suite 14
Winston-Salem, NC 27101

J.W.  Barclay & Co., Inc.                                  225,000(6)         5.3%
One Battery Park Plaza
New York, NY 10004

All officers and directors as a group (3 persons)        6,330,212           64.4%



(1) Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names.

(2)      Based on 4,009,643 shares of Common Stock outstanding on February 10,
         1998.

(3) Includes 10,000 shares and warrants to purchase 10,000 shares held jointly by Messrs. Duquette and Devlin.

(4) Includes currently exercisable stock options or warrants, or both, to purchase 41,000, 20,000 shares held by Messrs. Duquette and Devlin, respectively.

(5) Consists of 301,212 shares of Common Stock held by Mr. Rosen, plus 4,732,000 shares of Common Stock issuable upon conversion of the Convertible Debenture, and 1,000,000 shares of Common Stock, issuable upon exercise of the Debenture Warrants.

(6) Consists of shares of Common Stock issuable upon exercise of Private Placement Warrants to purchase 225,000 shares of Common Stock at an exercise price of $5.75 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1996, the Company, through its Costa Rica subsidiaries, acquired two companies that together hold rights to eighteen frequency licenses for broadcasting wireless cable services in Costa Rica. In the first acquisition, the Company, through Fepeca de Tournon, S.A., a new wholly-owned Costa Rica subsidiary ("FdT."), acquired from Melvin Rosen all of the outstanding shares of common stock of Televisora Canal Diecinueve, S.A., a Costa Rica corporation ("Canal 19"). The $3,000,000 purchase price consisted of $1,000,000 in cash paid to Mr. Rosen at the closing and a $2,000,000 Note (the "Rosen Note") maturing on February 23, 1997, with interest thereon at 3.6% per annum payable monthly. The Rosen Note is secured by all of the acquired shares of stock of Canal 19 and of Grupo Masteri, S.A. (see below).

         In the second acquisition, the Company, through FdT, acquired from Mr. Rosen all of the outstanding shares of common stock of Grupo Masteri, S.A., a Costa Rica corporation ("Grupo"), for a total purchase price of $1,000,000 paid at the closing by delivery to Mr. Rosen of 121,212 restricted shares of the Company's common stock, which represented approximately 6% of the Company's outstanding capital stock at the time of the acquisition. Such shares are subject to certain registration rights.

         On December 23, 1996, the Company engaged Kent T. Allen, Carl Caserta, Richard J. Fixaris and Charles S. Arnold (the "Consultants") to provide financial and public relations services to the Company for a period of twelve months. The Company has issued a total of 200,000 shares of its common stock to the Consultants as compensation for the services to be provided by the Consultants pursuant to the Consulting Agreements between the Consultants and the Company (the "Consulting Agreements"). The Consultants have each agreed to pay for all of the costs and expenses incurred by the Consultants in connection with rendering financial and public relations services to the Company pursuant to the Consulting Agreements. The Consultants have agreed to spend not less than $500,000 in such endeavor. The Company has filed a registration statement on Form S-8 covering the shares of common stock issued to the Consultants. The Consultants have disclaimed any affiliation with one another.

         On February 24, 1997, Mr. Duquette and Mr. Devlin each loaned to the Company the sum of $25,000 ($50,000 in the aggregate) which the Company used to pay Mr. Rosen to extend the Rosen Debt. The Company accrued interest on these loans at 9%. No repayment terms were specified and the Company believes the loan made by Mr. Duquette is subject to setoff for claims by the Company.

         In February 1997, the Company and Melvin Rosen ("Rosen") entered into an agreement to restructure the $2 million Note issued to Rosen for a portion of the Costa Rican acquisition. The restructure agreement required the Company to pay $625,000 of the principal balance on or before March 7, 1997. The remaining $1,375,000 principal balance, plus accrued interest thereon, was due on February 23, 1998; however, with an additional payment of $100,000, the Company could extend the maturity date for an additional six months.

         The Company paid Rosen $50,000 of the $100,000 on February 24, 1997. The Company failed to pay the $625,000 by March 7, 1997 and Rosen retained the $50,000. In April 1997 Rosen declared the Note to be in default.

         On May 19, 1997, the Company entered into an agreement with Rosen restructuring the $2 million Rosen Note into a convertible debenture maturing in 12 months with interest at 12% per annum (7% to be paid monthly and 5% at maturity). The principal amount of the Debenture was increased by $100,000 for expenses owed or reimbursable to Rosen at the May 19 issue date of the Debenture.

         As consideration for this debt structuring, the Company agreed to issue to Rosen (i) 180,000 shares of the Company's common stock with piggy back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the Agreement, Rosen received the right to nominate two members to the Company's Board of Directors until such time as Rosen exercised the conversion rights under the Debenture and the company released Rosen from any liability in connection with the Costa Rican acquisition.

         The Debenture is convertible by Rosen into the Company's common stock at any time prior to payment of the Debenture on at least 30 days notice. The conversion price is the lesser of (1) $.50 per share of common stock, or (2) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. The Company is required to reserve a sufficient number of shares of common stock for such conversion and maintain an effective registration statement for such shares.

         At either Rosen's or the Company's option, $1 million of this amount may be extended for an additional period of 12 months with interest at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity). The company paid $12,000 of interest on the original Rosen Note in early 1997. No interest was paid on the Debenture in 1997 and the $156,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the Debenture balance.

         In November 1997 Rosen notified the Company of his intention to convert the Debenture into common stock on or before May 15, 1998. As consideration for the early conversion and for Rosen forgoing all interest on the Debenture after December 31, 1997, an additional $109,967 was added to the Debenture principal balance. The resulting $2,366,000 Debenture balance will be converted at $.50 per share into 4,732,000 restricted common shares to be issued to Rosen in 1998.

         Upon consummation of the Debt Restructuring Agreement, Fernand Duquette and J. Richard Crowley resigned from their positions as directors of the Company, and Fernand Duquette additionally resigned as the Company's President and Chief Executive Officer. Melvin Rosen and his designee, Samuel H. Simkin, were appointed to the Company's Board of Directors and Melvin Rosen was appointed the Company's President and Chief Executive Officer. As a result, a change in control of the Company is deemed to have taken place.

         On November 20, 1997, the Company agreed to acquire 60% of the capital stock of The Fifth Avenue Channel, Inc. (the "Channel"), which plans to premiere a new 24-hour luxury lifestyles television channel in the Summer of 1998. The Company agreed to purchase 45% of the Channel's stock from Melvin Rosen, the Company's President and Chief Executive Officer, and 15% from International Broadcast Corporation ("IBC") in exchange for 200,000 shares of the Company's Common Stock to be issued on a pro-rata basis at closing.

         Up to 400,000 additional shares of the Company's Common Stock may be issuable to Mr. Rosen and IBC, also on a pro-rata basis, based upon future performance of the Channel. Following the acquisition, 20% of the Channel will be owned by Mr. Rosen, 10% by IBC and 10% by Ivana Trump, who will continue to serve as its Chairman of the Board. Ms. Trump is expected to serve as the hostess of the Channel.

         As the requisite conditions of competitive, free-market dealings may not exist, the foregoing transactions cannot be presumed to have been carried out on an arms-length basis, nor upon terms no less favorable than had unaffiliated parties been involved.

         Except as set forth herein, there are currently no proposed transactions between the Company, its officers, directors, shareholders, and affiliates. Although future transactions between the Company and such parties are possible, including a transaction relating to a business opportunity, the Board of Directors of the Company has adopted a policy regarding transactions between the Company and any officer, director or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of the Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to the Company as could be obtained from unaffiliated independent third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  3.1      Amended and Restated Articles of Incorporation.(2)

                  3.2      By-Laws.(1)

                  10.1     Debt restructuring Agreement (3)

                  10.2     Secured Convertible Debenture(3)

                  10.3     Consulting Agreement.*

                  10.2     Agreement to convert the Secured Convertible
                           Debenture.*

                  11.1     Statement re: Computation of Per Share Earnings.*

                  21.1     Subsidiaries of the Registrant.(4)

                  27.1     Financial Data (for Commission use only).

         (b)      REPORTS ON FORM 8-K

                           None

--------------------

*Filed herewith.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-18 (SEC File No. 33-41164), declared effective September 24, 1991.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 8, 1994.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 27, 1997.

(4) Incorporated by reference to the Registrant's Post Effective Amendment No. 2 to Form SB-2 (SEC File No. 33-88788-A) declared effective January 21, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

Dated: April 15, 1998                      By: /s/ Melvin Rosen
                                               --------------------------------
                                               Chairman of the Board,
                                               President and CEO



           SIGNATURE                               TITLE                                     DATE
           ---------                               -----                                     ----
/s/ Melvin Rosen                            Chairman of the Board                       April 15, 1998
------------------------------------        President and CEO
Melvin Rosen


/s/ Samuel H. Simkin                        Vice President and Director                 April 15, 1998
------------------------------------
Samuel H. Simkin


/s/ Dennis Devlin                           Director                                    April 15, 1998
------------------------------------
Dennis Devlin

/s/ Eric Lefkowitz                          Director                                    April 15, 1998
------------------------------------
Eric Lefkowitz


/s/ James R. Pekarek                        Vice President & Chief Financial            April 15, 1998
------------------------------------        Officer
James R. Pekarek

                      TEL-COM WIRELESS CABLE TV CORPORATION

                               INDEX TO EXHIBITS*




EXHIBIT NO.
-----------
10.3 Consulting Agreement

10.2 Agreement to convert the Secured Convertible Debenture

11.1  Statement re: Computation of Per Share Earnings














------------------------------

* All other exhibits listed in Item 13 of the Form 10-KSB are incorporated by reference to documents previously filed as indicated therein.

                                TEL-COM WIRELESS
                                    CABLE TV
                                   CORPORATION














================================================================================
                                             CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                TEL-COM WIRELESS
                                                                    CABLE TV
                                                                  CORPORATION
                                                                    CONTENTS

================================================================================





                                                                                          PAGE
                                                                                          ----
 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                          F-2

 FINANCIAL STATEMENTS
     Consolidated balance sheets                                                       F-3 - F-4
     Consolidated statements of operations                                                   F-5
     Consolidated statements of stockholders' equity                                         F-6
     Consolidated statements of cash flows                                                   F-7
     Summary of accounting policies                                                   F-8 - F-12
     Notes to consolidated financial statements                                      F-13 - F-29




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Tel-Com Wireless Cable TV Corporation
Miami, FL

We have audited the accompanying consolidated balance sheets of Tel-Com Wireless Cable TV Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Com Wireless Cable TV Corporation at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has experienced significant operating losses and has negative working capital at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida                                                 BDO Seidman, LLP
March 27, 1998

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================

DECEMBER 31,                                                         1997            1996
---------------------------------------------------------------------------------------------
ASSETS

CURRENT:
     Cash and cash equivalents                                    $  113,207      $   26,618
     Restricted cash                                                      --         346,400
     Accounts receivable - trade, net of allowance
         for doubtful accounts of $124,570 and $19,028                46,269          12,189
     Prepaid other expenses                                           20,761          44,552
     Prepaid consulting fees (Note 8)                                     --         988,000
---------------------------------------------------------------------------------------------

Total current assets                                                 180,237       1,417,759

PROPERTY AND EQUIPMENT, net (Note 2)                               1,462,062       1,365,235

LICENSES, net (Note 3)                                             5,320,225       5,458,444

OTHER ASSETS, net of accumulated amortization of $3,467
     and $2,667, respectively                                         14,220         133,885
---------------------------------------------------------------------------------------------

                                                                  $6,976,744      $8,375,323
=============================================================================================


               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================


DECEMBER 31,                                                              1997              1996
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank note payable                                                 $        --       $   361,000
     Note payable to President/Chairman of the Board
         (Notes 3 and 4)                                                        --         2,000,000
     Advances from and notes payable to stockholders
         (Note 5)                                                          362,479             8,000
     Accounts payable                                                      304,639           153,276
     Accrued liabilities                                                   168,993            16,787
     Current portion of long-term debt (Note 6)                              6,301             5,736
------------------------------------------------------------------------------------------------------
Total current liabilities                                                  842,412         2,544,799
------------------------------------------------------------------------------------------------------
Convertible debenture to President/Chairman of the Board
     (Note 4)                                                            2,366,000                --
License fees payable (Note 3)                                              951,479           951,479
Long-term debt, less current portion (Note 6)                                9,997            16,975
------------------------------------------------------------------------------------------------------
Total liabilities                                                        4,169,888         3,513,253
------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS' EQUITY (Note 8):
     Preferred stock, $.001 par value, shares authorized
         5,000,000; 500 shares designated as Series A,
         issued and outstanding, none and 500, respectively;
         1,500 shares designated as Series B, none issued
         and outstanding                                                        --                 1
     Common stock, $.001 par value, shares authorized
         10,000,000; issued and outstanding 4,009,643 and
         2,196,212, respectively                                             4,010             2,196
     Additional paid-in capital                                          8,311,457         7,544,720
     Accumulated deficit                                                (5,508,611)       (2,284,847)
------------------------------------------------------------------------------------------------------
     Less:  Stock subscription receivable                                       --          (400,000)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               2,806,856         4,862,070
------------------------------------------------------------------------------------------------------
                                                                       $ 6,976,744       $ 8,375,323
======================================================================================================




               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

YEARS ENDED DECEMBER 31,                                   1997               1996
---------------------------------------------------------------------------------------
REVENUE                                                 $ 1,085,149       $   459,185
COST OF SALES                                               170,614            96,599
---------------------------------------------------------------------------------------
Gross profit                                                914,535           362,586

OPERATING EXPENSES                                        3,297,282         1,745,308
---------------------------------------------------------------------------------------
Operating loss                                           (2,382,747)       (1,382,722)
---------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
     Interest income                                          6,179           103,930
     Interest expense                                      (685,396)         (103,422)
---------------------------------------------------------------------------------------
                                                           (679,217)              508
---------------------------------------------------------------------------------------

NET LOSS                                                 (3,061,964)       (1,382,214)

PREFERRED STOCK DIVIDENDS (NOTE 8)                          161,800                --
---------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                (3,223,764)       (1,382,214)
---------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                   2,758,112         1,983,542
=======================================================================================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $     (1.17)      $      (.70)
=======================================================================================




               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                       TEL-COM WIRELESS CABLE TV CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                                         COMMON STOCK                      PREFERRED STOCK             ADDITIONAL
                                                  ------------------------------     ----------------------------       PAID-IN
                                                   SHARES              AMOUNT           SHARES         AMOUNT           CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                        1,875,000        $     1,875             --            --           $ 5,057,042

Issuance of common stock in                         121,212                121             --            --               999,879
   payment of acquisition (Note 3)

Issuance of common stock in
   payment of consulting fees (Note 8)              200,000                200             --            --               987,800

Sale of preferred stock (Note 8)                         --                 --            500             1               499,999

Net loss                                                 --                 --             --            --                    --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                        2,196,212              2,196            500             1             7,544,720

Partial payment of subscriptions
   receivable for preferred stock (Note 8)               --                 --             --            --                    --

Cancellation of subscriptions
   receivable for preferred                              --                 --           (300)           --              (300,000)
   stock (Note 8)

Sale of preferred stock (Note 8)                         --                 --            100            --               100,000

Issuance of common stock in debt
   restructuring (Note 4)                           180,000                180             --            --                78,570

Issuance of warrants in debt
   restructuring (Note 4)                                --                 --             --            --                10,000

Issuance of warrants in payment of
   consulting fees (Note 8)                              --                 --             --            --               128,000

Conversion of preferred stock to
   common stock (Note 8)                          1,183,431              1,184           (300)           (1)               (1,183)

Exercise of warrants for common
   stock (Note 8)                                   450,000                450             --            --               449,550

Preferred stock dividends (Note 8)                       --                 --             --            --               161,800

Conversion discount for debt
   convertible to common stock (Note 4)                  --                 --             --            --               140,000

Net loss                                                 --                 --             --            --                    --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                        4,009,643        $     4,010             --        $   --           $ 8,311,457
===================================================================================================================================

                                                                             STOCK                TOTAL
                                                    ACCUMULATED          SUBSCRIPTION          STOCKHOLDERS'
                                                      DEFICIT             RECEIVABLE              EQUITY
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                         $  (902,633)          $        --           $ 4,156,284

Issuance of common stock in                                 --                    --             1,000,000
   payment of acquisition (Note 3)

Issuance of common stock in
   payment of consulting fees (Note 8)                      --                    --               988,000

Sale of preferred stock (Note 8)                            --              (400,000)              100,000

Net loss                                            (1,382,214)                   --            (1,382,214)
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                          (2,284,847)             (400,000)            4,862,070

Partial payment of subscriptions
   receivable for preferred stock (Note 8)                  --               100,000               100,000

Cancellation of subscriptions
   receivable for preferred                                 --               300,000                    --
   stock (Note 8)

Sale of preferred stock (Note 8)                            --                    --               100,000

Issuance of common stock in debt
   restructuring (Note 4)                                   --                    --                78,750

Issuance of warrants in debt
   restructuring (Note 4)                                   --                    --                10,000

Issuance of warrants in payment of
   consulting fees (Note 8)                                 --                    --               128,000

Conversion of preferred stock to
   common stock (Note 8)                                    --                    --                    --

Exercise of warrants for common
   stock (Note 8)                                           --                    --               450,000

Preferred stock dividends (Note 8)                    (161,800)                   --                    --

Conversion discount for debt
   convertible to common stock (Note 4)                     --                    --               140,000

Net loss                                            (3,061,964)                   --            (3,061,964)
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                         $(5,508,611)          $        --           $ 2,806,856
===============================================================================================================

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)

================================================================================

YEARS ENDED DECEMBER 31,                                                              1997               1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(3,061,964)      $(1,382,214)
     Adjustments to reconcile net loss to net
          cash used in operating activities:
              Write-off of prepaid consulting fees                                     988,000                --
              Depreciation and amortization                                            532,113           246,401
              Inducement costs and interest accrued to debenture balance               266,000                --
              Warrants and stock compensation and other expense incurred
                  in connection with debt restructure                                  188,750                --
              Interest expense associated with conversion of convertible
                  debt at a discount                                                   140,000                --
              Compensation in form of warrants issued to consultants                   128,000                --
              Write-off of deposit                                                     120,142                --
              Loss on disposal of property and equipment                                    --             2,851
              Loss on sale of investment securities                                         --            12,688
              (Increase) decrease in accounts receivable                               (34,080)           10,928
              Decrease in prepaid expenses                                              23,791            38,510
              Increase in accounts payable and accrued liabilities                     303,569            56,028
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (405,679)       (1,014,808)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment securities                                                      --          (655,750)
     Proceeds from sales and maturities of investment securities                            --         1,893,687
     Purchase of property and equipment                                               (315,921)         (780,061)
     Acquisition of licenses                                                                --        (1,000,000)
     Increase in other assets                                                           (1,277)          (59,442)
     Decrease (increase) in restricted cash                                            346,400          (346,400)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     29,202          (947,966)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                                                450,000                --
     Proceeds from subscription receivable                                             100,000                --
     Proceeds from sale of preferred stock                                             100,000           100,000
     Proceeds from issuance of notes payable                                                --         1,475,000
     Proceeds from loans from stockholders                                             255,979                --
     Payment of loans from stockholders                                                (75,500)               --
     Payment of notes payable                                                         (361,000)       (1,114,000)
     Payment of long-term debt                                                          (6,413)         (238,893)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              463,066           222,107
------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    86,589        (1,740,667)
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, beginning of year                                            26,618         1,767,285
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                             $   113,207       $    26,618
==================================================================================================================


               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                                SUMMARY OF ACCOUNTING POLICIES


================================================================================


       NATURE                       The Company's initial wireless cable
       OF ORGANIZATION              television system is located in LaCrosse,
                                    Wisconsin. The Company rebroadcasts 17
                                    channels of cable programs to approximately
                                    1,200 residential and commercial subscribers in a 25 mile radius of its tower in LaCrosse.

                                    On February 23, 1996, the Company acquired three Costa Rican corporations and commenced wireless cable operations in the Republic of Costa Rica (see Note 3). The Company rebroadcasts 6 channels of cable programs to approximately 4,600 residential and commercial subscribers in a 100 mile radius of the 11,000 foot Mt. Irazu in the center of Cost Rica.

       PRINCIPLES OF                The consolidated financial statements
       CONSOLIDATION                include the accounts of Tel-Com Wireless
                                    Cable TV Corporation and its wholly-owned subsidiaries ("the Company"), after elimination of intercompany accounts and transactions.

       ESTIMATES                    The preparation of financial statements in
                                    conformity with generally accepted
                                    accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

       CASH                         For financial presentation purposes, the
       AND CASH EQUIVALENTS         Company considers those short-term, highly
                                    liquid investments with original maturities of three months or less to be cash and cash equivalents.

       PROPERTY                     Property and equipment are stated at cost.
       AND EQUIPMENT                Depreciation expense is provided using the
                                    straight-line method for financial statement purposes and accelerated methods for federal income tax purposes over the estimated useful lives of the various assets, generally 5 to 10 years.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                                SUMMARY OF ACCOUNTING POLICIES


================================================================================

       LICENSES Costs incurred to acquire or develop wireless cable channel licenses are capitalized and amortized on a straight-line basis over their expected useful lives (life of the license and expected renewal period). Amortization of the licenses begins upon the commencement of operations. See note 3 for changes in estimated useful lives of the licenses from 40 years to 15 years in 1997. The Company continually evaluates the carrying value of the licenses. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less than their carrying values.

       ORGANIZATIONAL               Organizational costs are stated at cost less
       COSTS                        accumulated amortization. Amortization
                                    expense is provided using the straight-line method over a five-year period.

       FAIR VALUE OF                The Company's financial instruments consist
       FINANCIAL                    primarily of cash and cash equivalents,
       INSTRUMENTS                  accounts receivable, notes receivable,
                                    accounts payable, accrued liabilities, loans and debentures due to stockholders, notes payable and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of December 31, 1997 and 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

       NET LOSS PER                 In February 1997, the Financial Accounting
       COMMON SHARE                 Standards Board issued Statement of
                                    Financial Accounting Standards (SFAS) No.
                                    128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") previously found in APB No.
                                    15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No.
                                    128 in 1997 and its implementation did not have a material effect on the financial statements, EPS has been restated for all prior periods presented.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                                SUMMARY OF ACCOUNTING POLICIES


================================================================================

                                    Net loss per common share (basic and
                                    diluted) is based on the net loss after
                                    preferred stock dividends divided by the weighted average number of common shares outstanding during each year.

                                    The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock and debentures are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss.

       INCOME TAXES                 The Company accounts for income taxes in
                                    accordance with Statement of Financial
                                    Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

       FOREIGN CURRENCY             Foreign currency denominated assets and
       TRANSLATION                  liabilities of subsidiaries with local
                                    functional currencies are translated to
                                    United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of stockholders' equity.
                                    Subsidiaries with a United States dollar functional currency remeasure monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates.
                                    The effects of remeasurement are included in income.

                                    Exchange gains and losses arising from
                                    transactions denominated in foreign
                                    currencies are translated at average
                                    exchange rates. The effects of these
                                    exchange adjustments are included in income and amounted to $7,049 and $2,313 in 1997 and 1996, respectively.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                                SUMMARY OF ACCOUNTING POLICIES


================================================================================


       RECLASSIFICATIONS            Certain amounts from the 1996 financial
                                    statements were reclassified to conform to current year presentations.

       CERTAIN SIGNIFICANT          Operations in the United States are
       RISKS AND                    regulated by the U.S. Federal Communications
       UNCERTAINTIES                Commission and may be subject to nonrenewal,
                                    revocation or cancellation for violations of the Communications Act of 1934 that may occur.

                                    In connection with the Company's Costa Rican operations (see Note 3), its operations are regulated mainly by the Radio and Television Law - Ley de Radio y Television, No. 1758 of June 19, 1954 as amended and the Regulation of Wireless Stations Regulamenta de Estaciones Inalimbrieds, No. 63 of December 11, 1956 and the Broadcasting Rule of Atlantic City and the International Agreements Regarding Broadcasting executed in Washington, DC in 1949.

                                    The pay television industry is highly
                                    competitive. Wireless cable television
                                    systems face or may face competition from several sources, including traditional and established hard-wire cable companies.

       RECENT ACCOUNTING            Statement of Financial Accounting Standards
       PRONOUNCEMENTS               (SFAS) No. 130, Reporting Comprehensive
                                    Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
                                    Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.
                                    130 requires that all items that are
                                    required to be recognized under current
                                    accounting standards as components of
                                    comprehensive income can be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                    Statement of Financial Accounting Standards
                                    (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                                SUMMARY OF ACCOUNTING POLICIES


================================================================================


                                    Information, supersedes SFAS No. 14,
                                    Financial Reporting for Segments of a
                                    Business Enterprise. SFAS No. 131
                                    establishes standards for the way that
                                    public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                    These new standards are effective for
                                    financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


1.     LIQUIDITY AND GOING          The Company's financial statements are
       CONCERN CONSIDERATIONS       presented on the going concern basis, which
                                    contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations. At December 31, 1997, the
                                    Company had an accumulated deficit of
                                    approximately $5,509,000 and a working
                                    capital deficit of approximately $662,000.

                                    The $3,061,964 net loss for 1997 includes
                                    $1,724,859 of expenses and charges that are not expected to recur in 1998 and future years. The $1,382,214 net loss for 1996 included a non recurring $65,544 charge for abandoning the Hickory North Carolina licenses.

                                    The following table lists the charges and expenses that are not expected to recur in 1998 and future years:

                                                                                        1997           1996
                                    --------------------------------------------------------------------------
                                    Investment banking consulting services           $  988,000      $    --
                                    Other investment banking consulting
                                       services                                         128,000           --
                                    Interest expense associated with conversion
                                       of convertible debt at a discount                140,000           --
                                    Loan extension and restructure costs                238,750           --
                                    Charge for early conversion of Debenture            109,967           --
                                    Write-down of deposit on Hickory
                                       NC license                                       120,142       65,544
                                    --------------------------------------------------------------------------
                                                                                     $1,724,859      $65,544
                                    ==========================================================================


                                    ADDITIONAL DEBT OR EQUITY FINANCING REQUIRED

                                    Although the Costa Rican and LaCrosse
                                    operations generate positive cash flow, the cash flow does not cover the Company's current corporate overhead. After the conversion of the President's debentures the Company will continue to show a working capital

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                    deficit with the current subscriber base.
                                    Increasing the subscriber base requires
                                    additional capital because the incremental equipment and labor installation costs per subscriber exceed the installation fees charged the subscriber. It generally takes between six months and a year for the gross profit from each new subscriber to cover the incremental costs of adding the subscriber.

                                    The Company intends to substantially
                                    increase its current subscriber base in the Costa Rican System and to moderately grow the LaCrosse System. The company also plans to fully develop the Fifth Avenue Channel, (See Note 7 for further discussion). The Company believes it needs to raise additional debt or equity to achieve profitable operations.

                                    The Company is exploring various sources of additional financing, but has no commitments in this regard. Failure to secure additional debt or equity financing could have a material adverse effect on the Company and its ability to continue as a going concern.

2.     PROPERTY AND                 Property and equipment are summarized as
       EQUIPMENT                    follows:

                                                                             USEFUL
                                                                              LIVES           1997           1996
                                    ---------------------------------------------------------------------------------
                                    Leasehold improvements                7-10 years    $    16,058    $    12,667
                                    Furniture, fixtures and office
                                      equipment                              7 years         94,646         71,027
                                    TV signal - equipment                 5-10 years      1,657,155      1,396,554
                                    Vehicles                                 5 years        133,315        105,005
                                    ---------------------------------------------------------------------------------

                                                                                          1,901,174      1,585,253
                                    Less accumulated depreciation                          (439,112)      (220,018)
                                    ---------------------------------------------------------------------------------

                                    Net property and equipment                          $ 1,462,062    $ 1,365,235
                                    =================================================================================

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                    The Company had depreciation expense of
                                    $219,094 and $152,355 for 1997 and 1996,
                                    respectively.

3.     LICENSES AND                 Licenses consist of the following:
       ACQUISITIONS

                                    LOCATION OF LICENSE                       1997           1996
                                    -------------------------------------------------------------------
                                    LaCrosse, Wisconsin                   $   371,493    $   371,493
                                    San Jose, Costa Rica                    4,174,000      4,000,000
                                    Stevens Point, Wisconsin                  530,625        530,625
                                    Wausau, Wisconsin                         658,736        658,736
                                    -------------------------------------------------------------------

                                                                            5,734,854      5,560,854
                                    Less accumulated amortization            (414,629)      (102,410)
                                    -------------------------------------------------------------------

                                    Net licenses                          $ 5,320,225    $ 5,458,444
                                    ===================================================================


                                    The Company had amortization expense of
                                    $312,219 and $93,123 for 1997 and 1996,
                                    respectively.

                                    In 1997 the Company re-evaluated the useful lives of all of its licenses and changed the amortization period from 40 years to 15 years. The Company changed the amortization period to the life of the license and the expected renewal period. As a result, an additional $200,000 of amortization expense was recorded in 1997 as compared to 1996.

                                    LICENSES IN THE UNITED STATES

                                    During 1993, the Company entered into
                                    agreements for the lease and purchase of certain channel licenses and for the lease and purchase of transmitting equipment and tower site usage in LaCrosse, Wisconsin. Pursuant to the agreements, the Company incurred $371,493 of costs related to the channel licenses.

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                    On March 28, 1996, the Federal
                                    Communications Commission ("FCC") completed its auction of authorizations to provide single channel and Multichannel Multipoint Distribution Service (MMDS) in 493 Basic Trading Areas. The Company won bids in 3 markets; Hickory-Lenoir-Morganton, NC;
                                    Wausau-Rhinelander, WI; and Stevens
                                    Point-Marshfield-Wisconsin Rapid, WI. The total amount bid for these licenses, after a 15% small business credit, was $3,046,212. On April 5, 1996, the Company paid $239,502, which, coupled with its initial deposit of $65,120, made up the initial 10% of the down payment for acquisition of these licenses. On June 28, 1996, the FCC called for the second 10% of the down payment.

                                    The Company had until July 8, 1996, to pay the second $304,622 down payment. On July 8, 1996, the Company paid $118,946 to the FCC to cover the second payment on the two Wisconsin markets of Stevens Point and Wausau.

                                    The unpaid balance of $951,479 for the two
                                    Wisconsin licenses are to be paid in
                                    quarterly installments over the next ten years following the issuance of the authorization. The interest rate will be the ten-year US Treasury obligation rate at the time of the issuance of the authorization plus two and one half percent. Since the Company has not received written notification from the FCC that the Stevens Point and Wausau licenses have been granted, no interest has been accrued on the $951,479 licenses payable at December 31, 1997.

                                    On September 1, 1996, the unpaid license fee payable of $1,671,175 for the Hickory, NC license was defaulted. According to Section
                                    21.959 in the FCC MDA Audit Information
                                    Package, a maximum default payment of three percent of the defaulting bidder's bid amount would be due to the FCC. Of the $185,686 initial Hickory, NC down payment, $65,544 was charged to operations in 1996 and the remaining $120,142 remained as a refundable deposit at December 31, 1996. The recoverability of

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                    this refundable deposit was re-evaluated in 1997 and the full $120,142 was included in operating expenses in the accompanying statements of operations for 1997.

                                    In addition, the Company will be liable to the FCC for the difference between the Company's winning bid of $1,856,860 (less the $120,142 deposit) and a lower winning bid received by the FCC in a subsequent auction of this license. The FCC has not yet announced plans to re-auction the Hickory, NC, license.

                                    COSTA RICA LICENSES

                                    On February 23, 1996, the Company acquired three companies from Melvin Rosen (the "Seller"), who subsequently after default by the Company on the acquisition debt became the President and Chairman of the Board, that together hold 18 frequency licenses for broadcast of pay television (i.e. "wireless cable") services in Costa Rica.

                                    In the first acquisition, the Company,
                                    through Fepeca de Tournon, S.A. ("FdT"), a newly formed, wholly-owned Costa Rican subsidiary of the Company, acquired all of the outstanding shares of common stock of Televisora Canal Diecinueve, S.A., a Costa Rican corporation ("Canal 19"), for a total purchase price of $3 million, of which $1 million was paid at the closing. A $2 million note payable was to be paid one year after the closing bearing interest at the rate of 3.6% per annum. The note was secured by all of the acquired shares of stock of Canal 19 and of Grupo Masteri, S.A. discussed below (Note 4).

                                    In the second acquisition, the Company,
                                    through FdT, acquired all of the outstanding shares of common stock of Grupo Masteri, S.A., a Costa Rican corporation ("Grupo"), for a total purchase price of $1 million, paid in the form of 121,212 restricted shares of the Company's common stock valued at $8.25 per share. The 121,212 shares comprised approximately six percent of the Company's

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                    total outstanding shares. The Company also agreed to provide the Seller certain registration rights with respect to these shares.

                                    The third acquisition from the Seller was of TelePlus S.A. ("TelePlus"). As consideration for the purchase of TelePlus, the Company agreed to pay the Seller $50 times the increase in subscribers for the one year period after TelePlus was broadcasting six pay television channels to the public. In October 1996, after significant investment in equipment, TelePlus began broadcasting six scrambled pay television channels over a 100 mile radius from Mt. Irazu to approximately 760 subscribers. Over the next year TelePlus added 3,480 subscribers. As a result, $174,000 was recorded to licenses and notes payable to stockholders during 1997.

                                    The entire $4,174,000 purchase price of the three companies was allocated to the licenses since the value of the other assets acquired was minimal. Proforma results of operations relating to this acquisition were not included for 1996 as such results would not materially differ from historical results.

4.     LOAN RESTRUCTURE             In February 1997, the Company entered into
                                    an agreement to restructure the $2 million
                                    note incurred as part of the acquisition of Canal 19 (Note 3). The restructure agreement required the Company to pay $625,000 of the principal balance of the note on or before March 7, 1997. The remaining $1,375,000 principal balance, plus accrued interest thereon, was due on or before February 23, 1998. However, with an additional payment of $100,000, the Company could extend the maturity date for an additional six months.

                                    The Company paid $50,000 of the $100,000 on February 24, 1997. The Company failed to pay the $625,000 by March 7, 1997 and the $50,000 was retained by the Seller as a penalty. In April 1997, the Seller declared the note to be in default.

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                    On May 19, 1997, the Company entered into an agreement with the Seller restructuring the $2 million note into a convertible debenture maturing in 12 months and bearing interest at 12% per annum (7% to be paid monthly and 5% at maturity). The principal amount of the debenture was increased $100,000 for expenses owed or reimbursable to the Seller at the May 19 issue date of the debenture.

                                    As consideration for this debt
                                    restructuring, the Company agreed to issue to the Seller (i) 180,000 shares of the Company's common stock with piggy back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the Agreement, the Seller became the President and Chairman of the Board and received the right to nominate two members to the Company's Board of Directors until such time as the President exercised the conversion rights under the Debenture. The Company released the President from any liability in connection with the Costa Rica acquisition. A value of $78,750 was assigned to the aforementioned stock and $10,000 to the warrants issued.

                                    The Debenture is convertible by the
                                    President into the Company's common stock at any time prior to payment of the Debenture on at least 30 days' advance notice to the Company. The conversion price is equal to the lesser of (a) $.50 per share of common stock or (b) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date, which was $.53 as of the date of this agreement. In connection with this agreement, the Company recorded additional interest expense in the amount of $140,000 for the difference between the fair value of $.53 and the conversion price of $.50 per share. The Company is required to reserve a sufficient number of shares of common stock for such conversion and maintain an effective registration statement for such shares.

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



                                    At either the President's or the Company's option, $1 million of the debenture may be extended for an additional period of 12 months with interest at 15% per annum (8% to be paid monthly and 7% to be paid at maturity). The company paid $12,000 of interest on the original note in early 1997. No interest was paid on the Debenture in 1997 and the $156,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the Debenture balance.

                                    In November 1997 the President notified the
                                    Company of his intention to convert the
                                    Debenture into common stock on or before May
                                    15, 1998. As inducement for the early
                                    conversion and for the President foregoing all interest on the Debenture after December 31, 1997, an additional $109,967 was added to the Debenture principal balance. The resulting $2,366,000 Debenture balance will be converted at $.50 per share into 4,732,000 restricted common shares to be issued to the President in 1998.

                                    All of the costs of restructuring the debt totaling $188,750 and the $109,967 inducement were recorded as additional
                                    interest expense in 1997.

5.     LOANS AND NOTES              As of December 31, 1997 and 1996, loans and
       PAYABLE                      notes payable consist of the following:

                                                                                        1997                1996
                                    --------------------------------------------------------------------------------

                                    Loans payable to the President/Chairman of
                                    the Board, no specified interest rate or
                                    repayment terms                                 $  262,479          $       --

                                    Note payable to unrelated third party with
                                    interest at 18%. Convertible with piggy back
                                    registration rights to common stock at the
                                    greater of $.50 or 50% of the 5 day average
                                    bid price of the common stock prior to
                                    conversion                                          50,000                  --



                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                    Loan payable to former CEO and director. No
                                    specified interest rate or terms of repayment.       25,000               8,000

                                    Loan payable to current director. No
                                    specified interest rate or terms of repayment        25,000                  --
                                    --------------------------------------------------------------------------------

                                                                                     $  362,479          $    8,000
                                    --------------------------------------------------------------------------------


                                    Interest was imputed or accrued at a rate of 18% on the loans to the President and the related party and at 9% on each of the other loans from the Company's current director and from the former CEO. Accrued interest on all of the above totaled $21,303 ($12,938 due to the President) at December 31, 1997.

6.     LONG-TERM DEBT               Long-term debt consists of two loans,
                                    principal and interest at 9.7% and 9.25%, payable monthly through August 2000, collateralized by vehicles. Future required principal payments under these loans are as follows: 1998 - $6,301; 1999 - $6,508 and
                                    2000 - $3,489.


7.     COMMITMENTS                  AGREEMENT TO ACQUIRE 60% OF THE FIFTH AVENUE
                                    CHANNEL

                                    In November 1997 the Company agreed to
                                    acquire 60% of the capital stock of the
                                    Fifth Avenue Channel, Inc. ("Fifth Avenue"),
                                    45% from the President and controlling
                                    shareholder, and 15% from International
                                    Broadcast Corporation ("IBC"). This
                                    transaction is expected to close in the
                                    second quarter of 1998. As consideration, the Company's will issue 200,000 shares of its common stock. Up to 400,000 additional common shares may be issued if Fifth Avenue achieves certain revenue and net profit milestones in its first two years of operations. The President will retain 20%, and IBC will retain 10%, of the common stock of Fifth Avenue, which will premiere a new 24-hour luxury lifestyles television channel in the summer of 1998. Ivana Trump will own the remaining 10% of Fifth Avenue and likely serve as the hostess for the channel.

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                    Pursuant to the acquisition agreement the Company is obligated to fund the development of Fifth Avenue. In 1997 the Company advanced approximately $57,000 to fund the operating expenses of Fifth Avenue. The $57,000 was charged to operating expenses in 1997.

                                    OPERATING LEASES

                                    The Company leases its offices, certain
                                    operating facilities and equipment under several operating leases with terms expiring through 2000. The Company is required to make minimum lease payments under these operating leases approximately as follows:
                                    1998 - $71,000; 1999 - $47,000 and 2000 -
                                    $7,000.

                                    The Company has also entered into lease
                                    agreements for ITFS excess capacity for four channels with each of the Shekinah Network and the Morningstar Educational Network for use in the LaCrosse System. In October 1997 the FCC granted Shekinah Network and Morningstar such licenses. The terms of such leases expire 10 years from the license grant date and provide for the negotiation of new lease agreements upon the expiration of the initial 10-year terms. The Company is required to pay a monthly subscriber royalty fee based on the number of subscribers.

8.     STOCKHOLDERS'                PREFERRED STOCK
       EQUITY
                                    The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and to permit the Board of Directors, without shareholder approval, to establish such preferred stock in one or more series and to fix the rights, preferences, privileges and restriction thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series.

                                    During 1996, the Company designated 500
                                    shares as Series A Convertible Preferred
                                    Stock. The stock is convertible at the
                                    option

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                    of the holder or automatically converted on the effective date of registration statement filed by the Company with the Securities and Exchange Commission (SEC). The conversion rate is the lessor of $3.25 or 65% of the average bid for the Company's Common stock for the five trading days prior to the conversion. The holders of these shares are preferentially entitled to receive upon voluntary or involuntary liquidation $1,000 per share plus all declared and unpaid dividends.

                                    During 1997, the Company designated 1,500 shares as Series B Convertible Preferred Stock. The stock is convertible at the option of the holder at a rate of the lessor of $1.00 or 65% of the average bid for the Company's common stocks for the five trading days prior to the conversion. The holders of these shares are preferentially entitled to receive upon voluntary or involuntary liquidation $1,000 per share plus all declared and unpaid dividends.

                                    On November 25, 1996, the Company accepted a
                                    Subscription Agreement from Amber Capital
                                    Corporation and Investor Resource Services,
                                    Inc. (the "Buyers") for a total of 500
                                    shares of its Series A Convertible Preferred
                                    Stock at a price of $1,000 per share (the
                                    "Preferred Shares"), for a total
                                    Subscription price of $500,000. The Buyers delivered $100,000 and promissory notes for $400,000, at closing. The Buyers paid an additional $100,000 against the Notes on January 8, 1997. The $300,000 remaining balance on the Notes, which was due on January 31, 1997, was not paid, and the Company and the Buyers agreed to terminate the balance of the Subscription Agreements, cancel the Notes and revert 300 shares of the preferred stock back to the Company. On March 14, 1997, Aurora Capital purchased 100 shares of the Company's Series B Convertible Preferred Stock for $100,000. The 300 aggregate shares of Series A and Series B Convertible Preferred Stock were converted into 1,183,431 shares of common stock on September 16, 1997. During 1997, the Company recorded a preferred stock dividend of $161,800 which represented

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                    the discounted portion of the conversion rate into common stock determined at the time of issuance.

                                    CONSULTING AGREEMENTS

                                    On December 23, 1996 the Company engaged four individuals (the "Consultants") to provide financial and public relations services to the Company. The Company issued a total of 200,000 shares of its common stock valued at $988,000 (fair value) to the Consultants as compensation for the services to be provided by the Consultants. No costs were expensed as of December 31, 1996 as no services had been performed under the agreements. The $988,000 was recorded to operating expenses in 1997.

                                    In July 1997, the Company entered into a two-year Consulting Agreement with an investment banking firm (the "Consultant"). Pursuant thereto the Company granted the Consultant 500,000 one-year warrants exercisable at $1.00 per share, 200,000 one-year warrants exercisable at $2.50 per share and 100,000 three-year warrants exercisable at $2.50 per share. A value of $128,000 was assigned to the warrants and was recorded to operating expenses in 1997. In October 1997, assignees of the Consultant exercised 450,000 of the one year warrants at $1 per share and the company received proceeds of $450,000.

                                    STOCK OPTION PLAN

                                    In January 1995, the Company adopted a Stock
                                    Option Plan (the "SOP"), pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or nonqualified stock options. The SOP covers 200,000 shares of the Company's common stock, $.001 par value. The SOP is administered by the Board of Directors and will expire in 2005. Incentive stock options granted under the SOP are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                    on the date of grant, expect that the terms of an incentive stock option granted under the SOP to a stockholder owning more than ten percent of the outstanding common stock may not exceed five years and its exercise price may not be less than 110 percent of the fair market value of the common stock on the date of grant.

                                    The Company applies APB Opinion 25,
                                    "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

                                    Statements of Financial Accounting Standards
                                    No. 123 (FAS 123) "Accounting for
                                    Stock-Based Compensation," requires the
                                    Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 (no options were granted in 1997); no dividend yield; an expected life of five years; expected volatility of 130%, and risk-free interest rate of 6.3%.

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                    Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                               1997                1996
                                    ---------------------------------------------------------------------------
                                    NET LOSS
                                       As reported                         $ (3,223,764)       $ (1,382,214)
                                       Pro forma                           $ (3,223,764)       $ (1,679,484)

                                    LOSS PER SHARE - BASIC AND
                                       DILUTED
                                       As reported                         $      (1.17)       $       (.70)
                                       Pro forma                           $      (1.17)       $       (.85)
                                    ---------------------------------------------------------------------------



                                    A summary of the status of options under this plan as of December 31, 1997 and 1996 and changes during the years ended on those dates are presented below:

                                                                      1997                                   1996
                                                         -------------------------------      ------------------------------
                                                                              WEIGHTED                           WEIGHTED
                                                                               AVERAGE                            AVERAGE
                                                               SHARES   EXERCISE PRICE          SHARES     EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------
   Balance at beginning of year                                77,000      $    7.37            20,000             $ 9.85
       Granted                                                     --             --            57,000               6.50
       Expired                                                 54,000           7.04                --                 --
----------------------------------------------------------------------------------------------------------------------------

   Balance at end of year                                      23,000           7.64            77,000             $ 7.37
============================================================================================================================

   Options exercisable at year end                             23,000      $    7.64            77,000             $ 7.37

   Options granted during the year at exercise prices
       which exceed market price of stock at date of grant:
            Weighted average exercise price                        --      $      --            40,000             $ 6.60
            Weighted average fair value                            --             --            40,000               5.33

   Options granted during the year at exercise prices
       which equal market price of stock at date of grant:
            Weighted average exercise price                        --      $      --            17,000            $  6.45
            Weighted average fair value                            --             --            17,000               5.17



                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                    The following table summarizes information about options under the plan outstanding at December 31, 1997:

                                    OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
                          ----------------------------------------                        ----------------------------------------
                                     NUMBER    WEIGHTED -AVERAGE                                     NUMBER
RANGE OF                        OUTSTANDING            REMAINING     WEIGHTED-AVERAGE           EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE PRICES            AT DEC. 31, 1997     CONTRACTUAL LIFE       EXERCISE PRICE      AT DEC. 31, 1997       EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------------
$5.32 to 5.85                     9,000                4.0               $   5.61                   9,000              $  5.61
$8.25                             5,000                3.7                   8.25                   5,000                 8.25
$9.25 to 9.35                     9,000                8.0                   9.32                   9,000                 9.32
----------------------------------------------------------------------------------------------------------------------------------

                                 23,000                5.5               $   7.64                  23,000              $  7.64
----------------------------------------------------------------------------------------------------------------------------------



                                    STOCK WARRANTS

                                    Redeemable Common Stock Purchase Warrants -
                                    In connection with its initial public
                                    offering on May 10, 1995, the Company sold
                                    1,610,000 redeemable common stock purchase warrants at a price of $.25 per warrant. Each warrant entitles the holder to purchase, at any time from the date of the offering through the fifth anniversary date, one share of common stock at a price of $5.75 per share. The warrants are redeemable at a price of $.25 per warrant under certain circumstances.

                                    Private Placement Warrants - In August 1994 and December 1, 1994, the Company issued an aggregate of 625,000 common stock warrants as part of the sale of units of its securities. Such warrants may be exercised within five years from the date of their issuance at an exercise price of $5.75 per share. The warrants provide for adjustment in the number of shares underlying the warrants upon the occurrence of certain events, such as stock dividends, stock splits or other reclassifications of the Company's common stock, a consolidation or merger of the Company, or a liquidating distribution of the Company's common stock.

                                    Stock Warrants - In connection with the
                                    public offering, the Company sold
                                    underwriter's stock warrants, at a price of $.001 per

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



                                    warrant. Warrants to purchase 100,000 shares of common stock and warrants to purchase an additional 140,000 warrants were sold. The underwriter's stock warrants are exercisable at a price of $7.50 per share, and the underwriter's warrants are exercisable at a price of $.375 per warrant through May 10, 2000. Each warrant underlying the underwriter's warrants is exercisable for one share of common stock at an exercise price of $5.75 per share.

                                    See Note 4 for warrants issued to the
                                    President in the restructuring of the
                                    $2,000,000 debt and consulting agreements above for warrants issued to consultants in July 1997.

                                    SHARES RESERVED

                                    At December 31, 1997, the Company has
                                    reserved 8,997,000 shares of common stock for future issuance pursuant to stock warrant, stock option and convertible debt agreements. This total is the maximum shares issuable upon conversion of debt and includes 177,000 shares reserved under the stock option plan for options that have not been granted at December 31, 1997.

9.     INCOME TAXES                 The components of net deferred income taxes
                                    consist of the following:

                                                                                      1997            1996
                                    ---------------------------------------------------------------------------
                                    Deferred income tax assets:
                                       Net operating loss carryforwards           $ 2,266,200      $ 982,200
                                       Costs associated with conversion
                                         of debt                                      143,500             --
                                       Other                                           52,700          7,400
                                    ---------------------------------------------------------------------------

                                    Gross deferred income tax assets                2,462,400        989,600
                                    Valuation allowance                            (2,403,200)      (826,000)
                                    ---------------------------------------------------------------------------

                                    Total deferred income tax assets                   59,200        163,600
                                    ---------------------------------------------------------------------------

                                    Deferred income tax liabilities:
                                       Depreciation                                        --        (97,200)
                                       Amortization                                   (59,200)       (66,400)
                                    ---------------------------------------------------------------------------

                                    Total deferred income tax liabilities             (59,200)      (163,600)
                                    ---------------------------------------------------------------------------

                                    Net deferred income taxes                     $        --      $      --
                                    ---------------------------------------------------------------------------



                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                    Unused net operating losses for income tax purposes, expiring in various amounts from 2009 through 2012, of approximately $5,780,000 are available at December 31, 1997 for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership. A valuation allowance of approximately $2,403,000 has been offset against the tax benefit of these losses in 1997 due to it being more likely than not that the deferred income tax assets will not be realized.

10.    SUPPLEMENTAL CASH FLOW       Certain supplemental disclosure of cash flow
       INFORMATION                  information and noncash investing and
                                    financing activities for the years ended
                                    December 31, 1997 and 1996 is as
                                    follows:

                                                                                              1997           1996
                                    ---------------------------------------------------------------------------------
                                    Cash paid during the year for:
                                       Interest                                           $     69,344    $  197,722
                                    =================================================================================
                                    Noncash investing and financing activities:
                                       Cancellation of subscription receivable            $    300,000            --
                                       Additional debt incurred for Costa Rica licenses        174,000            --
                                       Preferred stock dividends                               161,800            --
                                       Common stock issued for acquisitions                         --    $1,000,000
                                       Common stock issued for consulting fees                      --       988,000
                                       Preferred stock issued for note receivable                   --       400,000
                                       Licenses acquired for notes payable                          --     1,189,361
                                       Note payable issued in connection with acquisition           --     2,000,000
                                       Long-term debt incurred in connection with the
                                         purchase of property and equipment                         --        23,732
