Form 10KSB40/A
period 1997-12-31
TEL COM WIRELESS CABLE TV CORP
filed 1998-04-21
CIK 929061

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

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

         Excluding the above described unusual operating expenses and the effect of the change in accounting estimate totaling $1,436,142, the costs of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $2,001,140 (184% of related revenues) in 1997. During 1996, the Company had comparable operating expenses of $1,679,764 (366% of related revenues). The $321,376 increase in comparable operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System.

         The operating expenses as a percent of revenues declined from 366% to 184% because of the significant increase in subscribers in Costa Rica and the spreading of fixed and semi-variable operating expenses over a larger revenue base. An entire year of revenues from the higher Costa Rican subscriber base at January 1, 1998 should cause the operating expense ratio to decline significantly in 1998 from the 184% ratio for 1997.

INTEREST EXPENSE/INTEREST INCOME

         The $545,396 of interest expense for 1997 was $441,974 higher than 1996 because of the $2 million Rosen loan, as follows:

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

NET LOSS

         The $3,061,964 net loss for 1997 includes $1,584,859 of expenses and charges that are not expected to recur in 1998 and future years. The $1,382,214 net loss for 1996 included a $65,544 charge for abandoning the Hickory North Carolina licenses. After excluding these unusual items from both 1997 and 1996 and the $200,000 additional amortization of licenses in 1997, the net loss for 1997 actually declined by $39,565 from $1,316,670 for 1996 to $1,277,105 for
1997 with comparable amortization of licenses in both years.

         The following table lists the adjustments necessary to reflect a comparable 40 year license amortization in 1997 and 1996 and to exclude the charges and expenses that are not expected to recur in 1998 and future years:

                                                                           1997            1996
                                                                       -------------     --------
           Investment banking consulting services                        $  988,000      $      -
           Other investment banking consulting services                     128,000             -
           Loan extension and restructure costs                             238,750             -
           Charge for early conversion of Debenture                         109,967             -
           Write-down deposit on Hickory NC license                         120,142        65,544
                                                                         ----------      --------
           Total non-recurring expenses                                   1,584,859        65,544
           Effect on 1997 of change in estimate to a 15 year life
             for licenses                                                   200,000             -
                                                                         ----------      --------
           Total                                                         $1,784,859      $ 65,544
                                                                         ==========      ========

         The revenues from an increased Costa Rican subscriber base and operating for a full year in Costa Rica are the principal reasons for the $39,565 improvement in 1997 operating results, excluding these unusual items and the $200,000 for the change in accounting estimate. The higher gross profit from the 1997 Costa Rican subscriber base covered more of the fixed and semi-variable operating expenses in 1997 than the gross profit from the 1996 Costa Rican subscriber base could cover.

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

WORKING CAPITAL DEFICIT/ADDITIONAL DEBT OR EQUITY FINANCING REQUIRED

         The accompanying financial statements reflect current liabilities of $982,412 and current assets of $180,237 resulting in a working capital deficit of $802,175.

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

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                                 CONSOLIDATED BALANCE SHEETS

================================================================================


DECEMBER 31,                                                              1997              1996
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank note payable                                                 $        --       $   361,000
     Note payable to President/Chairman of the Board
         (Notes 3 and 4)                                                        --         2,000,000
     Advances from and notes payable to stockholders
         (Note 5)                                                          362,479             8,000
     Accounts payable                                                      304,639           153,276
     Accrued liabilities                                                   308,993            16,787
     Current portion of long-term debt (Note 6)                              6,301             5,736
------------------------------------------------------------------------------------------------------
Total current liabilities                                                  982,412         2,544,799
------------------------------------------------------------------------------------------------------
Convertible debenture to President/Chairman of the Board
     (Note 4)                                                            2,366,000                --
License fees payable (Note 3)                                              951,479           951,479
Long-term debt, less current portion (Note 6)                                9,997            16,975
------------------------------------------------------------------------------------------------------
Total liabilities                                                        4,309,888         3,513,253
------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS' EQUITY (Note 8):
     Preferred stock, $.001 par value, shares authorized
         5,000,000; 500 shares designated as Series A,
         issued and outstanding, none and 500, respectively;
         1,500 shares designated as Series B, none issued
         and outstanding                                                        --                 1
     Common stock, $.001 par value, shares authorized
         10,000,000; issued and outstanding 4,009,643 and
         2,196,212, respectively                                             4,010             2,196
     Additional paid-in capital                                          8,171,457         7,544,720
     Accumulated deficit                                                (5,508,611)       (2,284,847)
------------------------------------------------------------------------------------------------------
     Less:  Stock subscription receivable                                       --          (400,000)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               2,666,856         4,862,070
------------------------------------------------------------------------------------------------------
                                                                       $ 6,976,744       $ 8,375,323
======================================================================================================




               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

YEARS ENDED DECEMBER 31,                                   1997               1996
---------------------------------------------------------------------------------------
REVENUE                                                 $ 1,085,149       $   459,185
COST OF SALES                                               170,614            96,599
---------------------------------------------------------------------------------------
Gross profit                                                914,535           362,586

OPERATING EXPENSES                                        3,437,282         1,745,308
---------------------------------------------------------------------------------------
Operating loss                                           (2,522,747)       (1,382,722)
---------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
     Interest income                                          6,179           103,930
     Interest expense                                      (545,396)         (103,422)
---------------------------------------------------------------------------------------
                                                           (539,217)              508
---------------------------------------------------------------------------------------

NET LOSS                                                 (3,061,964)       (1,382,214)

PREFERRED STOCK DIVIDENDS (NOTE 8)                          161,800                --
---------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                (3,223,764)       (1,382,214)
---------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                   2,758,112         1,983,542
=======================================================================================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $     (1.17)      $      (.70)
=======================================================================================




               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                       TEL-COM WIRELESS CABLE TV CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                                         COMMON STOCK                      PREFERRED STOCK             ADDITIONAL
                                                  ------------------------------     ----------------------------       PAID-IN
                                                   SHARES              AMOUNT           SHARES         AMOUNT           CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                        1,875,000        $     1,875             --            --           $ 5,057,042

Issuance of common stock in                         121,212                121             --            --               999,879
   payment of acquisition (Note 3)

Issuance of common stock in
   payment of consulting fees (Note 8)              200,000                200             --            --               987,800

Sale of preferred stock (Note 8)                         --                 --            500             1               499,999

Net loss                                                 --                 --             --            --                    --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                        2,196,212              2,196            500             1             7,544,720

Partial payment of subscriptions
   receivable for preferred stock (Note 8)               --                 --             --            --                    --

Cancellation of subscriptions
   receivable for preferred                              --                 --           (300)           --              (300,000)
   stock (Note 8)

Sale of preferred stock (Note 8)                         --                 --            100            --               100,000

Issuance of common stock in debt
   restructuring (Note 4)                           180,000                180             --            --                78,570

Issuance of warrants in debt
   restructuring (Note 4)                                --                 --             --            --                10,000

Issuance of warrants in payment of
   consulting fees (Note 8)                              --                 --             --            --               128,000

Conversion of preferred stock to
   common stock (Note 8)                          1,183,431              1,184           (300)           (1)               (1,183)

Exercise of warrants for common
   stock (Note 8)                                   450,000                450             --            --               449,550

Preferred stock dividends (Note 8)                       --                 --             --            --               161,800

Net loss                                                 --                 --             --            --                    --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                        4,009,643        $     4,010             --        $   --           $ 8,171,457
===================================================================================================================================

                                                                             STOCK                TOTAL
                                                    ACCUMULATED          SUBSCRIPTION          STOCKHOLDERS'
                                                      DEFICIT             RECEIVABLE              EQUITY
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                         $  (902,633)          $        --           $ 4,156,284

Issuance of common stock in                                 --                    --             1,000,000
   payment of acquisition (Note 3)

Issuance of common stock in
   payment of consulting fees (Note 8)                      --                    --               988,000

Sale of preferred stock (Note 8)                            --              (400,000)              100,000

Net loss                                            (1,382,214)                   --            (1,382,214)
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                          (2,284,847)             (400,000)            4,862,070

Partial payment of subscriptions
   receivable for preferred stock (Note 8)                  --               100,000               100,000

Cancellation of subscriptions
   receivable for preferred                                 --               300,000                    --
   stock (Note 8)

Sale of preferred stock (Note 8)                            --                    --               100,000

Issuance of common stock in debt
   restructuring (Note 4)                                   --                    --                78,750

Issuance of warrants in debt
   restructuring (Note 4)                                   --                    --                10,000

Issuance of warrants in payment of
   consulting fees (Note 8)                                 --                    --               128,000

Conversion of preferred stock to
   common stock (Note 8)                                    --                    --                    --

Exercise of warrants for common
   stock (Note 8)                                           --                    --               450,000

Preferred stock dividends (Note 8)                    (161,800)                   --                    --

Net loss                                            (3,061,964)                   --            (3,061,964)
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                         $(5,508,611)          $        --           $ 2,666,856
===============================================================================================================

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                           TEL-COM WIRELESS CABLE TV CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)

================================================================================

YEARS ENDED DECEMBER 31,                                                              1997               1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(3,061,964)      $(1,382,214)
     Adjustments to reconcile net loss to net
          cash used in operating activities:
              Write-off of prepaid consulting fees                                     988,000                --
              Depreciation and amortization                                            532,113           246,401
              Inducement costs and interest accrued to debenture balance               266,000                --
              Warrants and stock compensation and other expense incurred
                  in connection with debt restructure                                  188,750                --
              Compensation in form of warrants issued to consultants                   128,000                --
              Write-off of deposit                                                     120,142                --
              Loss on disposal of property and equipment                                    --             2,851
              Loss on sale of investment securities                                         --            12,688
              (Increase) decrease in accounts receivable                               (34,080)           10,928
              Decrease in prepaid expenses                                              23,791            38,510
              Increase in accounts payable and accrued liabilities                     443,569            56,028
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (405,679)       (1,014,808)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment securities                                                      --          (655,750)
     Proceeds from sales and maturities of investment securities                            --         1,893,687
     Purchase of property and equipment                                               (315,921)         (780,061)
     Acquisition of licenses                                                                --        (1,000,000)
     Increase in other assets                                                           (1,277)          (59,442)
     Decrease (increase) in restricted cash                                            346,400          (346,400)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     29,202          (947,966)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                                                450,000                --
     Proceeds from subscription receivable                                             100,000                --
     Proceeds from sale of preferred stock                                             100,000           100,000
     Proceeds from issuance of notes payable                                                --         1,475,000
     Proceeds from loans from stockholders                                             255,979                --
     Payment of loans from stockholders                                                (75,500)               --
     Payment of notes payable                                                         (361,000)       (1,114,000)
     Payment of long-term debt                                                          (6,413)         (238,893)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              463,066           222,107
------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    86,589        (1,740,667)
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, beginning of year                                            26,618         1,767,285
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                             $   113,207       $    26,618
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

                                        TEL-COM WIRELESS CABLE TV CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


1.     LIQUIDITY AND GOING          The Company's financial statements are
       CONCERN CONSIDERATIONS       presented on the going concern basis, which
                                    contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations. At December 31, 1997, the
                                    Company had an accumulated deficit of
                                    approximately $5,509,000 and a working
                                    capital deficit of approximately $802,000.

                                    The $3,061,964 net loss for 1997 includes
                                    $1,584,859 of expenses and charges that are not expected to recur in 1998 and future years. The $1,382,214 net loss for 1996 included a non recurring $65,544 charge for abandoning the Hickory North Carolina licenses.

                                    The following table lists the charges and expenses that are not expected to recur in 1998 and future years:

                                                                                        1997           1996
                                    --------------------------------------------------------------------------
                                    Investment banking consulting services           $  988,000      $    --
                                    Other investment banking consulting
                                       services                                         128,000           --
                                    Loan extension and restructure costs                238,750           --
                                    Charge for early conversion of Debenture            109,967           --
                                    Write-down of deposit on Hickory
                                       NC license                                       120,142       65,544
                                    --------------------------------------------------------------------------
                                                                                     $1,584,859      $65,544
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

                                    The Debenture is convertible by the
                                    President into the Company's common stock at any time prior to payment of the Debenture on at least 30 days' advance notice to the Company. The conversion price is equal to the lesser of (a) $.50 per share of common stock or (b) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. The average closing bid for the Company's shares for the 5 trading days immediately prior to signing the agreement was below $.50 per share. The Company is required to reserve a sufficient number of shares of common stock for such conversion and maintain an effective registration statement for such shares.

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

                                    Loans payable to the President, no specified
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

                                    Statements of Financial Accounting Standards
                                    No. 123 (FAS 123) "Accounting for
                                    Stock-Based Compensation," requires the
                                    Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 (no options were granted in 1997); no dividend yield; an expected life of five years; 130% expected volatility and 6.3% risk-free interest rate.