Form 10QSB/A
period 1997-03-31
TEL COM WIRELESS CABLE TV CORP
filed 1998-05-14
CIK 929061

                                  FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         -------------------------------

                         COMMISSION FILE NUMBER 0-25896


                      TEL-COM WIRELESS CABLE TV CORPORATION

             (Exact name of registrant as specified in its charter)



                FLORIDA                                          59-3175814
    (State or other jurisdiction of                             (IRS Employer
     incorporation or organization)                          Identification No.)


            1506 N.E. 162 STREET                                     33162
        NORTH MIAMI, BEACH, FLORIDA                               (Zip Code)
(Address of principal executive offices)


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

                                 YES X    NO
                                    ---     ---

     On March 31, 1997, there were 2,196,212 Shares of Common Stock, $.001 par value per Share, outstanding.

                      TEL-COM WIRELESS CABLE TV CORPORATION

                             Index to Form 10-QSB/A
                        For Quarter Ended March 31, 1997


                                                                         PAGE NO.
PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
          Balance Sheets                                                     3
          Statements of Operations                                           4
          Statements of Cash Flows                                           5
          Notes to Financial Statements                                      6

     ITEM 2.  MANAGEMENT'S DISCUSSION                                       11

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             13
     ITEM 2.  CHANGES IN SECURITIES                                         13
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               13
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13
     ITEM 5.  OTHER INFORMATION                                             13
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

              INDEX TO EXHIBITS                                             13

SIGNATURES                                                                  13

                      TEL-COM WIRELESS CABLE TV CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                ASSETS

                                                                 MARCH 31, 1997     DECEMBER 31, 1996
                                                                  (Unaudited)
                                                                 --------------     -----------------
CURRENT ASSETS
  Cash and Cash Equivalents                                          $    35,636          $    26,618
  Restricted Cash                                                              0              346,400
  Accounts Receivable - Trade                                             15,398               18,739
  Prepaid Consulting Fees                                                740,997              988,000
  Prepaid Expenses                                                        15,007               44,552
                                                                 ---------------    -----------------

TOTAL CURRENT ASSETS                                                     807,038            1,424,309

PROPERTY & EQUIPMENT, NET (NOTE 3)                                     1,425,938            1,365,235

LICENSES, NET (NOTE 4)                                                 5,378,920            5,458,444

OTHER ASSETS, NET (NOTE 4)                                               135,848              127,335
                                                                 ---------------    -----------------

TOTAL ASSETS                                                         $ 7,747,744          $ 8,375,323
                                                                 ===============    =================

                                                                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                   $   210,309          $   153,276
  Accrued Liabilities                                                     17,103               16,787
  Short Term & Automobile Loans                                           21,108               22,711
  Notes Due to Stockholders                                            2,050,000            2,008,000
  Notes Due to Bank                                                            0              361,000
                                                                 ---------------    -----------------

TOTAL CURRENT LIABILITIES                                              2,298,520            2,561,774

LONG TERM LIABILITIES                                                    951,479              951,479

STOCKHOLDERS' EQUITY
  Preferred Stock                                                              3                    1
  Common Stock                                                             2,196                2,196
  Additional Paid-in Capital                                           7,506,518            7,544,720
  Accumulated Deficit                                                 (3,010,972)          (2,284,847)
                                                                 ---------------    -----------------

                                                                       4,497,745            5,262,070
  Less:  Stock Subscription Receivable                                         0             (400,000)

TOTAL STOCKHOLDERS' EQUITY                                             4,497,745            4,862,070
                                                                 ---------------    -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 7,747,744          $ 8,375,323
                                                                 ===============    =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                     1997               1996
                                                                     ----               ----
                                                                 (Unaudited)        (Unaudited)
REVENUE                                                          $   226,108        $    83,213

COST OF SALES                                                         37,253             15,089
                                                                 -----------        -----------

GROSS PROFIT                                                         188,855             68,124

EXPENSES
TOTAL GENERAL EXPENSES                                               691,495            279,710
                                                                 -----------        -----------

OPERATING LOSS                                                      (502,640)          (211,586)

OTHER INCOME (EXPENSE)
    Interest Income                                                    4,069             27,069
    Interest Expense                                                 (65,753)            (6,000)
                                                                 -----------        -----------
TOTAL OTHER INCOME (EXPENSE)                                         (61,684)            21,069


NET LOSS                                                         $  (564,324)       $  (190,517)

PREFERRED STOCK DIVIDENDS (NOTE 8)                                   161,800                 --
                                                                 -----------        -----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                            726,124                 --
                                                                 ===========        ===========

WEIGHTED AVG. NO. OF
 COMMON SHARES OUTSTANDING                                         2,196,212          1,923,889
                                                                 ===========        ===========

NET LOSS PER COMMON SHARE                                        $     (0.33)       $     (0.10)
                                                                 ===========        ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                     1997               1996
                                                                     ----               ----
                                                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                       $  (564,324)       $  (190,517)
    Adjustments to reconcile net loss to net cash
    used in operating activities
      Amortization & Depreciation expense                            128,921             26,612
      Decrease (Increase) in Accounts Receivable                      (3,209)             4,935
      Decrease (Increase) in Prepaid Expenses                        276,548            (22,647)
      Increase (Decrease) in Accounts Payable                         57,033            (61,652)
      Increase (Decrease) in Other Accrued Liabilities                   316            (18,675)

                                                                 -----------        -----------
                                             NET CASH USED IN
                                         OPERATING ACTIVITIES       (104,715)          (261,944)
                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                          (111,366)          (164,141)
  Acquisition of Licenses                                                  0         (1,000,000)
  Acquisition of Investments                                               0           (505,000)
  Proceeds from Sale of Investments                                  346,400                  0
  Increase in Deposits                                                  (697)            (4,000)
                                                                 -----------        -----------
                                             NET CASH USED IN
                                         INVESTING ACTIVITIES        234,337         (1,673,141)
                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Bank Loans                                                 0          1,475,000
  Proceeds from Officer Loans                                         42,000                  0
  Proceeds from Sale of Preferred Stock                              200,000                  0
  Repayment of Bank Loans                                           (361,000)                 0
  Repayment of Short Term Loans                                       (1,604)                 0
                                                                 -----------        -----------
                                         NET CASH PROVIDED BY
                                         FINANCING ACTIVITIES       (120,604)         1,475,000
                                                                 -----------        -----------

                               NET INCREASE(DECREASE) IN CASH          9,018           (460,085)

                                  CASH AT BEGINNING OF PERIOD         26,618          1,767,285
                                                                 -----------        -----------

                                        CASH AT END OF PERIOD    $    35,636        $ 1,307,200
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

NOTE 2         SUPPLEMENTAL CASH FLOW INFORMATION

               Supplemental disclosure of cash flow information:

                                                                                 Three Months
                                                                                     Ended
                                                                                   March 31,
                                                                                 ------------
                                                                              1997          1996
                                                                              ----          ----
               Cash paid during the period:
                Interest                                                     65,753        6,000


NOTE 3         PROPERTY & EQUIPMENT
               Property and equipment are summarized as follows:

               Leasehold improvements                                           $        12,667
               Furniture, fixtures & office                                             246,769
               Equipment                                                              1,437,184
                                                                                ---------------
                                                       Subtotal                       1,696,620
               Less accumulated depreciation                                            270,682
                                                                                ---------------

               Net property & equipment                                         $     1,425,938
                                                                                ===============


NOTE 4         LICENSES & OTHER ASSETS
               Other assets are summarized as follows:

               Licensing fees                                                   $     1,560,855
               Costa Rican licenses                                                   4,000,000
               Deposits                                                                 126,698
               Organization costs                                                         4,000
               Loans to Stockholders                                                      6,550
                                                                                ---------------
                                                       Subtotal                       5,698,103
               Less accumulated amortization                                            183,335
                                                                                ---------------

               Net other assets                                                 $     5,514,768
                                                                                ===============

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

                  Effective January 1, 1997 the Company changed the estimated useful life of all channel licenses from 40 years to 15 years. As a result, license amortization expense was $50,000 higher in the first quarter of 1997 than it would have been had the company continued using a 40 year life.

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

NOTE 8            FINANCING - CONVERTIBLE PREFERRED STOCK PURCHASE

                  The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and to permit the Board of Directors, without shareholder approval, to fix the rights, preferences and privileges including dividend rights, conversion rights, terms of redemption, liquidation preferences.

                  On November 25, 1996, the Company accepted a Subscription Agreement from Amber Capital Corporation and Investor Resource Services, Inc. (the "Buyers") for a total of 500 shares of its Series A Convertible Preferred Stock at a price of $1,000 per share (the "Preferred Shares"), for a total subscription price of $500,000. The Buyers delivered $100,000 and promissory notes ("Notes") for $400,000 at closing. The Buyers paid an additional $100,000 against the Notes on January 8, 1997.

                  After the Notes were not paid on the January 31, 1997 due date, the Company and the Buyers agreed to terminate the balance of the Subscription Agreements and cancel the Notes. On March 14, 1997, Aurora Capital purchased 100 shares of the Company's Series B Convertible Preferred Stock for $100,000.

                  The Series A preferred shares are convertible into common shares at the lesser of $3.25 or 65% of the average bid for the company's common stock for the five trading days prior to the conversion. The Series B preferred shares are convertible at the lesser of $1.00 or 65% of the average bid for the company's common stock for the five trading days prior to the conversion. Neither Series A nor Series B of preferred stock had fixed dividend rights.

                  During the first quarter of 1997 the company recorded a preferred stock dividend of $161,800 which represented the 35% discount off the bid price of the common stock at the time the preferred shares were issued for a total of $300,000. The $161,800 was added to additional Paid-in Capital and increased the Accumulated Deficit in the first quarter of 1997. The dividend increased the net loss per common share by $.07 for the first quarter of 1997.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                  Since the Company started operations in its initial wireless cable television system in LaCrosse, Wisconsin (the "LaCrosse System") in September 1994, the Company reached a level of programming services delivered to approximately 1,300 subscribers on March 31, 1997. On February 23, 1996, the Company began providing services for approximately 1,712 subscribers in its newly acquired Costa Rican company TelePlus, S.A. (the "Costa Rican System"). It relaunched a newly defined system on September 15, 1996. Installation of new subscribers into the system began after all existing subscribers who desired continuing services were upgraded. As of March 31, 1997, the Costa Rican System had approximately 2,400 subscribers. On March 28, 1996, the company successfully bid for authorizations to 3 markets; Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The areas in Wisconsin are designated as future wireless cable television systems. The NC market has been abandoned

THREE MONTHS ENDED 1997 VERSUS 1996
                  The Company had revenues of $226,108 for the three months ended March 31, 1997, compared to $83,213 during the same period in 1996. Revenues were primarily generated from subscription fees, installation charges and subscriber cable equipment sales. The Costa Rican System generated income of $120,357 for the 3 months of the first quarter 1997, while the LaCrosse System had revenues of $98,394 during the same 3 month period related to subscription services. The Company had a total interest and miscellaneous income for the same three months of $11,426 from its various security investments and miscellaneous income adjustments to outstanding liabilities.

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

                  Expenses for the three months ended March 31, 1997, consisted primarily of broadcast costs, general and administrative expenses, and interest expense. The Costa Rican System, the LaCrosse System and Corporate office had total operating expenses of $691,496. During the comparable period of 1996, the Company had operating expenses of $279,710. This increase in operating expenses reflects the increase of costs relative to cable hardware accessories necessary to accommodate the increase in subscriber services and the additional expense of the Costa Rican System in comparison to the previous year. It also reflects the inherent costs associated with expansion and an additional $50,000 of license amortization expense using a 15 year life instead of the 40 year life used in 1996.

                  The Company had a net loss of $564,324 before preferred stock dividend for the three months ended on March 31, 1997, in comparison to $190,517 during the same period in 1996. This increase in net loss reflects the continued build-up of operations in Costa Rica, the operation of the LaCrosse System, and the professional services necessary to assure compliance with FCC, SEC, and Costa Rican regulation. The 1997 net loss also includes $50,000 of interest expense paid to extend the maturity of the $2,000,000 loan and the $50,000 additional license amortization using a 15 year life instead of the 40 year life used in 1996.

LIQUIDITY
                  On March 31, 1997, the Company had property and transmission equipment valued at a cost of $1,425,938 net of accumulated depreciation as compared to $857,442 at March 31, 1996, and $1,365,235 at December 31, 1996.
This increase in property primarily reflects the capitalization of the Costa Rican System.

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

                                         TEL-COM WIRELESS CABLE TV CORPORATION



Date:    May 12, 1998                    By:  /s/ JAMES R. PEKAREK
                                              --------------------------------
                                              James R. Pekarek, Vice President
                                              and Chief Financial Officer