Form 10QSB
period 1998-03-31
TEL COM WIRELESS CABLE TV CORP
filed 1998-05-14
CIK 929061

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1998

                         -------------------------------

                         Commission File Number 0-25896


                      TEL-COM WIRELESS CABLE TV CORPORATION
             (Exact name of registrant as specified in its charter)

           Florida                                   59-3175814
  ------------------------------                 -------------------
  (State or other jurisdiction                     (IRS Employer
  incorporation or organization)                 Identification No.)

      1506 N.E. 162 Street
    North Miami Beach, Florida                          33162
  ------------------------------                 -------------------
      (Address of principal                           (Zip Code)
        executive offices)


                                  305-947-3010
                                  ------------
              (Registrant's telephone number, including area code)

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

     On May 12, 1998, there were 4,009,643 Shares of Common Stock, $.001 par value per Share, outstanding.

                      TEL-COM WIRELESS CABLE TV CORPORATION

                              Index to Form 10-QSB
                        For Quarter Ended March 31, 1998

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements
          Balance Sheets                                                    3
          Statements of Operations                                          4
          Statements of Cash Flows                                          5
          Notes to Financial Statements                                     6

     Item 2.   Management's Discussion                                     14

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           20
     Item 2.   Changes in Securities                                       20
     Item 3.   Defaults Upon Senior Securities                             20
     Item 4.   Submission of Matters to a Vote of
                       Security Holders                                    20
     Item 5.   Other Information                                           20
     Item 6.   Exhibits and Reports on Form 8-K                            20

               Index to Exhibits                                           20

SIGNATURES                                                                 20

              TEL-COM WIRELESS CABLE TV CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                March 31       December 31
                                                    1998              1997
                                             -----------       -----------
                                             (Unaudited)
                    ASSETS

Current Assets:
  Cash and Cash Equivalents                  $     6,370       $   113,207
  Accounts Receivable-Trade, Net of
     Allowance for Doubtful Accounts              87,221            46,269
  Prepaid Expenses                                39,666            20,761
                                             -----------       -----------

     Total Current Assets                        133,257           180,237

Property & Equipment, Net (Note 3)             1,420,366         1,462,062

Licenses, Net (Note 4)                         5,240,434         5,320,225

Other Assets, Net                                 17,619            14,220
                                             -----------       -----------

TOTAL ASSETS                                 $ 6,811,676       $ 6,976,744

      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                           $   397,301           304,639
  Accrued Liabilities                            381,643           308,993
  Current Portion of Long-term Debt                6,301             6,301
  Advances from Stockholders                     384,055           362,479
                                             -----------       -----------

Total Current Liabilities                      1,169,300           982,412

Convertible Debenture (Note 6)                 2,366,000         2,366,000
License Fees Payable                             951,479           951,479
Long-term Debt, Less Current Portion               8,105             9,997
                                             -----------       -----------

     Total Liabilities                         4,494,884         4,309,888
STOCKHOLDERS' EQUITY (Notes 7 and 8)
  Common Stock                                     4,010             4,010
  Additional Paid-in Capital                   8,171,457         8,171,457
  Accumulated Deficit                         (5,858,675)       (5,508,611)
                                             -----------       -----------

Total Stockholders' Equity                     2,316,792         2,666,856
                                             -----------       -----------

Total Liabilities & Stockholders Equity      $ 6,811,676       $ 6,976,744



See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997


                                                        1998              1997
                                                           (Unaudited)
Revenue                                          $   341,715       $   226,108

Cost of Sales                                         48,281            37,253
                                                 -----------       -----------

Gross Profit                                         293,434           188,855

Operating Expenses                                   627,314           691,495
                                                 -----------       -----------

Operating Loss                                      (333,880)         (502,640)

Other Income (Expense)
    Interest Income                                      843             4,069
    Interest Expense                                 (17,027)          (65,753)
                                                 -----------       -----------

Total Other Income (Expense)                         (16,184)          (61,684)
                                                 -----------       -----------

Net Loss                                         $  (350,064)      $  (564,324)

Preferred Stock Dividends                                 --           161,800
                                                 -----------       -----------

Net Loss Available to Common Stockholders        $  (350,064)      $  (726,124)

Weighted Average Number of
 Common Shares Outstanding                         4,009,643         2,196,212

Net Loss Per Common Share-basic and diluted      $     (0.09)      $     (0.33)


                 See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997

                                                          1998            1997
                                                            (Unaudited)
Cash Flows From Operating Activities:
   Net Loss                                          $(350,064)      $(564,324)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Amortization & Depreciation                     147,893         128,921
       Increase in Accounts receivable                 (40,952)         (3,209)
       Increase(Decrease)in Prepaid Expenses           (18,905)        276,548
       Increase(Decrease)in Accounts Payable            92,662          57,033
       Increase(Decrease)in Accrued Liabilities         72,650             316
                                                     ---------       ---------
       Net Cash Used in Operating Activities           (96,716)       (104,715)


Cash Flows From(Used In)Investing Activities:
   Acquisition of Equipment                            (26,206)       (111,366)
   Proceeds from sale of Investments                        --         346,400
   Increase in Other assets                             (3,599)          (6970)
                                                     ---------       ---------

       Net Cash Used in Investing Activities           (29,805)       (234,337)


Cash Flows From Financing Activities:
   Proceeds from Stockholder Loans                      21,576          42,000
   Proceeds from Sale of Preferred Stock                    --         200,000
   Repayment of Bank Loans                                  --        (361,000)
   Repayment of Long-Term Debt                          (1,892)         (1,604)
                                                     ---------       ---------
          Net Cash Provided By (Used In)
                   Financing Activities                 19,684        (120,604)
                                                     ---------       ---------

     NET INCREASE(DECREASE) IN CASH                   (106,837)          9,018

        CASH AT BEGINNING OF PERIOD                    113,207          26,618
                                                     ---------       ---------

              CASH AT END OF PERIOD                  $   6,370       $  35,636

                 See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Three Months Ended March 31, 1998
                                   (Unaudited)

Note 1  Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. They include the statements of all subsidiaries. Certain information and note disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted.

Note 2 Supplemental Cash Flow Information

         Supplemental disclosure of cash flow information for the three months ended March 31:

                                                               1998            1997
                                                               ----            ----
          Interest paid during the period                    $16,345      $   78,890

          Non-cash investing and financing
                activities:

          Cancellation of Subscription agreement             $    --      $  300,000
          Preferred stock dividends                          $    --      $  161,800

Note 3 Property & Equipment

          Property and equipment are summarized
               as follows at March 31, 1998:
            Leasehold improvements                                        $   16,346
            Furniture & office equipment                                     105,147
            Vehicles                                                         133,315
            TV Signal Rebroadcast & receiving equipment                    1,672,572
                                                                          ----------
                 Total cost                                                1,927,380
            Less accumulated depreciation                                    507,014
                                                                          ----------
            Net property & equipment                                      $1,420,366

Note 4 Licenses and Acquisitions

                  Licenses are summarized as follows at March 31, 1998:

                  LaCrosse Wisconsin                         $  371,493
                  San Jose, Costa Rica                        4,174,000
                  Stevens Point-Marchfield-Wisc.Rapids,
                     Wisconsin                                  530,625
                  Wausau-Rhinelander, Wisconsin                 658,736
                                                             ----------
                     Total cost                               5,734,854
                  Less accumulated amortization                 494,420
                                                             ----------
                  Net licenses                               $5,240,434

                  On March 28, 1996, the Federal Communications Commission (FCC) completed its auction of authorizations to provide single channel and Multi-channel Multi-point Distribution Service
                  (MDS) in 493 Basic trading Areas. The Company won bids in 3 markets: Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The Company's total bid for these 3 markets was $3,046,212. The company made the full 10% down payment of $304,622 for all three markets but only made the second 10% down payment of $118,946 on the 2 Wisconsin markets.

                  The remaining license fees payable to the FCC of $951,479 for the two Wisconsin licenses are due quarterly over a ten year period. The interest rate will be the effective rate of ten-year US Treasury obligations at the time the FCC issues the authorization plus 2-1/2%. Since the Company has not received written notification from the FCC that the Wisconsin licenses have been granted, no interest has been accrued on the $951,479 licenses payable at March 31, 1998.

                  On September 1, 1996, the unpaid license fee payable of $1,671,175 for the Hickory, NC, license was defaulted. According to Section 21.959 in the FCC MDA Audit Information Package, a maximum default payment of 3% of the defaulting bidder's bid amount would be due to the FCC. This amount, $65,544, was charged to operations in 1996. The remaining $120,142 of the deposit submitted to the FCC for Hickory, NC, was charged to operations in the fourth quarter of 1997.

                  The Company will be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent auction of this license. The FCC has not yet announced plans to re-auction the Hickory, NC, license and no liability is recorded for the potential shortfall of a re-auction.

                  Costa Rica Licenses

                  In February 1996 the Company agreed to acquire three companies holding a total of 18 frequency licenses for broadcast of pay television (i.e. "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers.

                  In the first acquisition, the Company acquired 100% of Televisora Canal Diecinueve, S.A. ("Canal 19"), for $1 million cash and $2 million due one year later with interest at 3.6% per annum. The $2 million note payable was secured by the stock of Canal 19 and of Grupo Masteri, discussed below.

                  In the second acquisition, the Company acquired all of the common stock of Grupo Masteri, S.A. ("Grupo") for 121,212 restricted shares of the Company's common stock valued at $8.25 per share. The Company agreed to provide Melvin Rosen, (the "Seller") certain registration rights with respect to these shares.

                  The third acquisition from Seller was of TelePlus, S.A. ("TelePlus"). As consideration for the purchase of TelePlus the Company agreed to pay the Seller $50 times the increase in subscribers for the one year period after TelePlus had six pay television channels broadcasting to the public. In October 1996, after a significant investment in equipment, TelePlus began broadcasting six pay television channels to 760 subscribers. Over the next year TelePlus added 3,480 subscribers. As a result, $174,000 was added to licenses and notes payable to stockholders.

                  The entire $4,174,000 purchase price of the three Costa Rican companies was allocated to the 18 licenses since the value of the other assets acquired was minimal. The cost of the licenses is amortized on a straight-line basis over 15 years.

Note 5            Costa Rican Foreign Currency Translation

                  Costa Rican revenues and expenses were translated using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of business on the last day of each month. The exchange rate was 250 and 226 Colons per 1 US Dollar on March 31, 1998 and 1997, respectively.

Note 6            Loan Restructure

                  On February 12, 1997, the Company and Seller entered into an agreement to restructure the $2 million note issued in the acquisition of Canal 19. The amended agreement required the Company to pay $625,000 on or before March 7, 1997. The remaining $1,375,000 principal balance, plus accrued interest thereon, was to be paid on or before February 23, 1998. However, with the additional payment of $100,000, the Company could extend such maturity date for an additional six months. The Company paid $50,000 of the $100,000 on February 24, 1997. The Company failed to pay the $625,000 on March 7,1997 and the $50,000 was retained by the Seller as a penalty. In April 1997 the Seller declared the $2,000,000 note to be in default.

                  On May 19, 1997, the Company entered into an agreement with the Seller restructuring the $2 million debt into a convertible debenture maturing in 12 months and bearing interest at 12% per annum (7% to be paid monthly and 5% at maturity). The principal amount of the debenture was increased $100,000 for expenses owed or reimbursable to Seller at the issue date of the Debenture.

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

                  The Debenture is convertible by Seller into the Company's common stock at any time after the issue date prior to payment of the Debenture on at least 30 days' advance notice to the Company. The conversion price is equal to the lesser of (1) $.50 per share of common stock or (2) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. The Company is required to reserve a sufficient number of shares of common stock for such conversion and maintain an effective registration statement for such shares.

                  At either the President's or the Company's option, $1 million of this amount may be extended for an additional period of 12 months with interest at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity). No interest was paid on the Debenture and the $153,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the Debenture balance.

                  In November, the President notified the Company of his intention to convert the Debenture into common stock on or before May 15, 1998. As inducement for the early conversion and for the President foregoing all interest on the Debenture after December 31, 1997 an additional $109,967 was added to the Debenture principal balance. The resulting $2,366,000 Debenture balance will be converted into 4,732,000 restricted common shares to be issued to the President in May 1998.

                  The $238,750 total cost of extending and restructuring the debt and the $109,967 early conversion inducement were recorded as interest expense in 1997.

Note 7            Financing-Convertible Preferred Stock Purchase and Conversion

                  The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and to permit the Board of Directors, without shareholder approval, to fix the rights, preferences and privileges including dividend rights, conversion rights, terms of redemption or liquidation preferences.

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

                  The 300 aggregate shares of Series A and Series B Convertible Preferred Stock were converted into 1,183,431 shares of common stock at 65% of the $.39 average bid price per share on the 5 trading days preceding the election to convert. The 1,183,431 common shares were issued on September 16, 1997.

Note 8 Stock Warrants, Consulting Agreements and Shares Reserved

                  Publicly Traded Common Stock Purchase Warrants

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

                  Underwriter Stock Warrants

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

                  Consulting Agreements

                  On December 23, 1996 the Company engaged four Individuals (the "Consultants") to provide financial and Public relations services to the Company. The Company issued a total of 200,000 shares of its common stock valued at $988,000 (fair value) to the Consultants as compensation for the services to be provided by the Consultants. No costs were expensed as of December 31, 1996 as no services had been performed under the agreements. The $988,000 was recorded to operating expenses at $247,000 per quarter in 1997.

                  In July 1997, the Company entered into a two-year Consulting Agreement with an investment banking firm (the "Consultant"). Pursuant thereto the Company granted the Consultant 500,000 one-year warrants exercisable at $1.00 per share, 200,000 one-year warrants exercisable at $2.50 per share and 100,000 three-year warrants exercisable at $2.50 per share. A value of $128,000 was assigned to the warrants and was recorded to operating expenses in the second half of 1997. In October 1997 assignees of the Consultant exercised 450,000 of the one year warrants at $1 per share and the company received $450,000.

                  See Note 6 for warrants issued to the President in the Restructuring of the $2,000,000 debt.

                  Shares Reserved

                  At March 31, 1998, the Company has reserved 8,997,000 Shares of common stock for future issuance pursuant to Stock warrant, stock option and convertible debt agreements. This total is the maximum shares issuable upon conversion of debt and includes 177,000 shares reserved under the stock option plan for options that have not been granted at March 31, 1998.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates wireless cable television systems in LaCrosse, Wisconsin (the "LaCrosse System") and in the Central American country of Costa Rica (the "Costa Rican System"). As of March 31, 1998 the LaCrosse System had approximately 1,100 subscribers and the Costa Rican System had approximately 4,600 subscribers.

On March 28, 1996, the Company successfully bid for authorizations to three markets: Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The Wisconsin markets are designated as future wireless cable television systems. The North Carolina authorization has been abandoned.

The restructure of the loan issued as part of the acquisition of the Costa Rican licenses resulted in a change in control of the Company and its executive management in May 1997. See note 4 of Notes to Consolidated Financial Statements.

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

The Fifth Avenue Channel will be a new 24 hour luxury lifestyles television channel premiering in October 1998. Fifth Avenue has entered into contracts with Bloomberg LP to broadcast Bloomberg Television on the Fifth Avenue Channel and with Fashion TV Paris for joint marketing and channel carriage. Fashion TV Paris broadcasts daily to 100 million households in Europe and Asia. Ivana Trump who is the Chairwoman and a 10% shareholder of Fifth Avenue will host the Fifth Avenue Channel.

Fifth Avenue plans to launch its website (5thAvenueChannel.com) featuring high-end products and services in mid summer 1998. The Company expects its television programming to drive visitors from around the world to its internet website.

RESULTS OF OPERATIONS

Revenues

The Company had revenues of $341,715 for the first three months of 1998 and $226,108 in the comparable 1997 period. The $115,607 increase in revenues is due to the significantly increased Costa Rican subscriber base. The Costa Rican System generated 75% of 1998 revenues and 55% of 1997 revenues and the LaCrosse System generated approximately 25% of 1998 revenues and 45% of 1997 revenues.

Cost of sales

Cost of sales for 1998 increased $11,028 over the comparable 1997 period, due to the significant increase in Costa Rican subscribers. Cost of sales as a percent of revenues declined from 16.5% in 1997 to 14.1% in 1998 because of the lower programming costs of the Costa Rican System and the increase in Costa Rican System revenues as a percentage of total revenues from 55% in 1997 to 75% in 1998.

Operating expenses

Operating expenses for 1997 include $247,000 of investment banking and financial relations consulting expense assigned to a consulting agreement dated December 23, 1996. This agreement was not renewed and similar expense was not incurred in the first quarter of 1998. The first quarter of 1998 included $66,326 of expenses starting up the Fifth Avenue Channel which is not expected to have significant revenues until the fourth quarter of 1998.

Excluding both the non-recurring consulting expenses and the Fifth Avenue Channel start up expenses, the costs of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $560,988 (164% of related revenues) in 1998 and $444,495 (196% of related revenues) in 1997. The $116,493 increase in comparable operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System.

The operating expenses as a percent of revenues declined from 196% in 1997 to 164% in 1998 because the company was able to spread fixed and semi-variable operating expenses over a larger Costa Rican revenue base. The Company intends to increase the Costa Rican subscriber base in the second half of 1998 which should allow the Costa Rican operating expense ratio to continue to decline.

Interest Expense/Interest Income

Interest expense declined $48,726 in the first quarter of 1998 because of the following related to the $2 million Rosen loan:

1. $50,000 was paid to extend the maturity of the loan in the first quarter of 1997, and

2. No interest expense was recorded on the loan in 1998 because in November of 1997 Rosen agreed to convert the current $2,366,000 balance into 4,732,000 shares of common stock before May 15, 1998.

Interest income decreased $3,226 in 1998 due to the significant reduction in cash equivalents during the first quarter of 1997

Net Loss

The $350,064 net loss for the first quarter of 1998 includes $66,326 of Fifth Avenue Channel start up expenses. The first quarter 1997 net loss of $564,324 (before preferred stock dividends) includes $247,000 of financial consulting expenses and $50,000 to extend the maturity date of the Rosen loan that did not recur in 1998. Excluding these expenses the net loss relating to the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $283,738 (83% of related revenues) in 1998 and $267,324 (118% of related revenues) in 1997. The $66,414 increase in comparable net loss is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System.

However, as a percent of revenues, the adjusted net loss declined from 118% in 1997 to 83% in 1998. The higher gross profit from the 1998 Costa Rican subscriber base covered more of the fixed and semi-variable operating expenses in 1998 than the gross profit from the 1997 Costa Rican subscriber base could cover.

With 4,600 subscribers on April 1, 1998 compared with 2,400 subscribers on April 1, 1997 the Company expects 1998 to continue this trend of improved operating results in Costa Rica.

Inflation and Foreign Currency Fluctuation

Costa Rica continues to experience a decline in the value of the Colon relative to the US dollar of approximately 1% per month. The government of Costa Rica mandates minimum salary increases on July 1 and January 1 of each year. The Company has been able to increase its prices to cover the wage increases and the effects of the currency decline in Costa Rica and believes that it will be able to continue to do so without significant effect on its subscriber base.

The providers of the programming that the Company rebroadcasts in LaCrosse have increased the rates charged per subscriber when the contracts were renewed primarily in the fall of 1997. These increases have not been significant and, as a low cost provider of alternative cable TV, the Company believes it has the ability to increase its rates to pass the increase in programming costs on to its subscribers.

LIQUIDITY

Source and Use of Cash for 1998

In early May 1998 the Company completed a private offering of 12% Convertible Subordinated Debenture to accredited investors. The debentures are convertible into common shares at $2 per share. Up to 50% of the debentures can be converted after February 28, 1999 and the remaining 50% can be converted after July 31, 1999 unless redeemed earlier by the Company. Notwithstanding the early redemption by the Company, debenture holders may convert no less than 50% of their original Debenture into common shares. Interest is payable monthly.

The $490,000 of net Debenture proceeds ($545,000 less $55,000 of expenses) received will be used to pay liabilities and to fund operations for the second quarter of 1998. The Company will explore alternative sources to finance its operations for the remainder of 1998. Such sources might include calling outstanding warrants to purchase common shares (See Note 8 of Notes to Consolidated financial statements).

The Company used $106,839 of the cash and equivalents at December 31, 1997 to fund its operations in the first quarter of 1998.

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

Up to 400,000 additional Company shares may be issued if Fifth Avenue achieves certain revenue and net profit milestones in its first two years of operations. Mel Rosen will retain 20% and IBC will retain 10% of the stock of Fifth Avenue, which will premiere a new 24-hour luxury lifestyles television channel in October of 1998. Ivana Trump owns the remaining 10% of Fifth Avenue and will serve as the hostess for the channel.

Pursuant to the acquisition agreement the Company is obligated to fund the development of Fifth Avenue. In the first quarter of 1998 the Company advanced $66,326 to fund the operating expenses of Fifth Avenue. The $66,326 was charged to operating expenses in 1998.

Working Capital Deficit/Additional Debt or Equity Financing Required

The accompanying Consolidated Balance Sheet reflects current liabilities of $1,169,300 and current assets of $133,257 resulting in a working capital deficit of $1,036,043.

Although the Costa Rican and LaCrosse operations generate positive cash flow, the cash flow does not cover the corporate overhead. After the conversion of the Rosen debentures and the receipt of the $490,000 net proceeds from the issuance of Convertible Subordinated Debentures, the Company will continue to show a working capital deficit with its current subscriber base. Increasing the subscriber base requires additional capital because the incremental equipment and labor installation costs per subscriber exceed the installation fees charged the subscriber. It generally takes between 6 months and a year for the gross profit from each new subscriber to cover the incremental costs of adding the subscriber.

The Company intends to substantially increase its current subscriber base in the Costa Rican System and to moderately grow the LaCrosse System. The Company also plans to fully develop the Fifth Avenue Channel. The Company needs to raise additional debt or equity capital for capital expenditures and to fund operations, including its corporate overhead and the launch of the Fifth Avenue Channel.

The Company is exploring various sources of additional financing, but has no commitments in this regard. Failure to secure additional debt or equity financing could have a material adverse effect on the Company and its ability to continue as a going concern.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (FAS 130), and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for annual periods beginning after December 15, 1997. The Company intends to adopt FAS 130 and FAS 131 in its 1998 annual report and does not believe the new standards will have a significant impact on future financial statement disclosures.

Currently, the Company has eleven employees domestically and thirty-six employees in Costa Rica. There are additional plans to increase employees in the Costa Rican location.

                            PART II OTHER INFORMATION

ITEM 2   Changes in Securities:

         In early May 1998 the Company completed a private offering of $545,000 of 12% Convertible Subordinated Debentures (the "Debentures") to accredited investors. The Debentures are convertible into common shares at $2 per share. Up to 50 % of the debentures can be converted after February 28, 1999 and the remaining 50% can be converted after July 31, 1999 unless redeemed earlier by the Company. Notwithstanding the early redemption by the Company, debenture holders may convert no less than 50% of their original Debenture into common shares. Interest is payable monthly.

         The foregoing securities were all issued without registration under the Securities Act of 1933 as amended by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. A 10% commission and 3% unaccountable expenses were paid in connection with the issuance of some of the Debentures.

ITEM 6   Exhibits and Reports on Form 8-K


         Exhibit 27.1 Financial Data Schedule


         Reports on Form 8-K. None

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TEL-COM WIRELESS CABLE TV CORPORATION


Date: May 12, 1998                  By: /s/ SAMUEL H. SIMKIN
                                            ----------------
                                    Samuel H. Simkin, Vice President
                                       and General Counsel

                                    By: /s/ JAMES R. PEKAREK
                                            ----------------
                                    James R. Pekarek, Vice President
                                       and Chief Financial Officer

                      TEL-COM WIRELESS CABLE TV CORPORATION

                                Index to Exhibits
                        For Quarter Ended March 31, 1998


EXHIBIT                                     DESCRIPTION
-------                                     -----------
Exhibit 27.1                                Financial Data Schedule