Form 10QSB
period 1998-06-30
TEL COM WIRELESS CABLE TV CORP
filed 1998-08-19
CIK 929061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1998

                         -------------------------------

                         Commission File Number 0-25896

                      TEL-COM WIRELESS CABLE TV CORPORATION
             (Exact name of registrant as specified in its charter)


                            FLORIDA                      59-3175814
                   ------------------------------      ------------------
                   (State or other jurisdiction         (IRS Employer
                   incorporation or organization)      Identification No.)

                     1506 N.E. 162 STREET
                   NORTH MIAMI BEACH, FLORIDA               33162
                   --------------------------             ----------
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

                         YES  X    NO___

     On August 7, 1998, there were 4,029,143 Shares of Common Stock, $.001 par value per Share, outstanding.

                      TEL-COM WIRELESS CABLE TV CORPORATION

                              Index to Form 10-QSB
                         For Quarter Ended June 30, 1998

PART I.   FINANCIAL INFORMATION                        PAGE NO.
     Item 1.   Financial Statements
          Balance Sheets                                 3
          Statements of Operations                       4
          Statements of Cash Flows                       6
          Notes to Financial Statements                  7

     Item 2.   Management's Discussion                  15

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities                    22

     Item 6.   Exhibits and Reports on Form 8-K         22

               Index to Exhibits                        23

SIGNATURES                                              22

              TEL-COM WIRELESS CABLE TV CORPORATION

                   CONSOLIDATED BALANCE SHEETS

                                           JUNE 30     DECEMBER 31
                   ASSETS                     1998            1997
                   ------                  -------     -----------
                                         (Unaudited)
Current Assets:
  Cash and Cash Equivalents             $     2,869   $   113,207
  Accounts Receivable-Trade, Net of
     Allowance for Doubtful Accounts         77,948        46,269
  Prepaid Expenses                           21,651        20,761
  Other current Assets                       89,029             0
                                        -----------   -----------
     Total Current Assets                   191,497       180,237

Property & Equipment, Net (Note 3)        1,412,725     1,462,062

Licenses, Net (Note 4)                    5,160,576     5,320,225

Other Assets, Net                           342,543        14,220
                                        -----------   -----------
TOTAL ASSETS                            $ 7,107,341   $ 6,976,744

  LIABILITIES & STOCKHOLDERS'EQUITY

Current Liabilities:
  Accounts Payable                      $   325,405   $   304,639
  Accrued Liabilities                       425,729       308,993
  Current Portion of Long-term Debt           6,301         6,301
  Advances from Stockholders                324,104       362,479
                                        -----------   -----------
Total Current Liabilities                 1,081,539       982,412

Convertible Debentures (Note 6)           2,961,000     2,366,000
License Fees Payable                        951,479       951,479
Long-term Debt, Less Current Portion          6,223         9,997
                                        -----------   -----------
     Total Liabilities                    5,000,241     4,309,888
STOCKHOLDERS' EQUITY (Notes 7 and 8)
  Common Stock                                4,030         4,010
  Additional Paid-in Capital              8,606,999     8,171,457
  Accumulated Deficit                    (6,503,929)   (5,508,611)
                                        -----------   -----------
Total Stockholders' Equity                2,107,100     2,666,856
                                        -----------   -----------
Total Liabilities & Stockholders Equity $ 7,107,341   $ 6,976,744

                 See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    Three Months Ended June 30, 1998 and 1997

                                               1998        1997
                                             ---------  ---------
                                                  (Unaudited)
Revenue                                       $324,771   $262,314

Cost of Sales                                   53,130     31,404
                                             ---------  ---------
Gross Profit                                   271,641    230,910

Operating Expenses                             817,582    717,178
                                             ---------  ---------
Operating Loss                                (545,941)  (486,268)

Other Income (Expense)
    Interest Income                                484        273
    Interest Expense                           (99,796)   (50,682)
                                             ---------  ---------
Total Other Income (Expense)                   (99,312)   (50,409)
                                             ---------  ---------
Net Loss                                     ($645,253) ($536,677)
                                             =========  =========
Weighted Average Number of
 Common Shares Outstanding                   6,405,951  2,279,289

Net Loss Per Common Share-basic and diluted     ($0.10)    ($0.24)

                 See Notes to Consolidated Financial Statements


                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     Six Months Ended June 30, 1998 and 1997

                                            1998          1997
                                         ----------   -----------
                                                 (Unaudited)
Revenue                                    $666,486      $488,422

Cost of Sales                               101,411        68,657
                                         ----------   -----------
Gross Profit                                565,075       419,765

Operating Expenses                        1,444,896     1,408,673
                                         ----------   -----------
Operating Loss                             (879,821)     (988,908)

Other Income (Expense)
    Interest Income                           1,328         4,342
    Interest Expense                       (116,823)     (116,435)
                                         ----------   -----------
Total Other Income (Expense)               (115,495)     (112,093)
                                         ----------   -----------
Net Loss                                  ($995,316)  ($1,101,001)

Preferred Stock Dividends                     -           161,800
                                         ----------   -----------
Net Loss Available to Common
 Stockholders                             ($995,316)  ($1,262,801)

Weighted Average Number of
 Common Shares Outstanding                5,214,416     2,237,980

Net Loss Per Common Share-basic
 and diluted                                 ($0.19)       ($0.56)

                 See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997

                                                  1998          1997
                                               ---------   -----------
                                                  (Unaudited)
Cash Flows From Operating Activities:
  Net Loss                                     ($995,316)  ($1,101,001)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization & Depreciation                 367,290       257,838
     Increase in Accounts Receivable             (31,679)       (5,563)
     Decrease (Increase) in Prepaid Expenses        (890)      534,848
     Increase (Decrease) in
      Accounts Payable                            20,766       200,868
     Increase (Decrease) in Accrued
      Liabilities                                116,736            58
                                               ---------   -----------
      Net Cash Used in Operating Activities     (523,093)     (112,952)

Cash Flows From (Used In) Investing
 Activities:
  Acquisition of Equipment                       (88,630)     (185,786)
  Proceeds from sale of Investments                   -        346,400
  Increase in Other assets                       (88,870)       (7,247)
                                               ---------   -----------
      Net Cash Used in Investing Activities     (177,500)      153,367

Cash Flows From Financing Activities:
  Proceeds (Repayment) of Stockholder Loans      (38,375)      115,000
  Proceeds from Sale of Preferred Stock              -         200,000
  Proceeds from Issuance of Convertible
   Debentures less $38,918 of costs              556,082          -
  Stock and options issued for services          108,937          -
  Costs of registering common stock              (32,615)         -
  Repayment of Bank Loans                            -        (361,000)
  Repayment of Long-Term Debt                     (3,774)       (3,207)
                                               ---------   -----------
      Net Cash Provided By (Used In)
       Financing Activities                      590,255       (49,207)
                                               ---------   -----------
      NET INCREASE (DECREASE) IN CASH           (110,338)       (8,792)

        CASH AT BEGINNING OF PERIOD              113,207        26,618
                                               ---------   -----------
              CASH AT END OF PERIOD             $  2,869   $    17,826
                                               =========   ===========

                 See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

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

Note 2 Supplemental Cash Flow Information

                  Supplemental disclosure of cash flow information for the six months ended June 30:

                                                           1998      1997
                                                           ----      ----
                  Interest paid during the period        $ 7,850  $ 12,439

                  Non-cash investing and financing
                            activities:

                  Discount on 12% Convertible Debentures $359,238      -
                  Cancellation of Subscription agreement      -   $ 300,000
                  Preferred stock dividends                   -   $ 161,800

Note 3 Property & Equipment

                  Property and equipment are summarized
                           as follows at June 30, 1998:
                  Leasehold improvements                        $    16,439
                  Furniture & office equipment                      108,284
                  Vehicles                                          133,315
                  TV Signal Rebroadcast & receiving
                   equipment                                      1,731,766

                  Total cost                                      1,989,804

                  Less accumulated depreciation                     577,079

                  Net property & equipment                      $ 1,412,725

Note 4 Licenses and Acquisitions

                  Licenses are summarized as follows
                            At June 30, 1998:
                  LaCrosse, Wisconsin                             $   371,493
                  San Jose, Costa Rica                              4,174,000
                  Stevens Point-Marshfield-Wisc.Rapids,
                            Wisconsin                                 530,625
                  Wausau-Rhinelander, Wisconsin                       658,736
                                                                  -----------
                            Total cost                              5,734,854

                  Less accumulated amortization                       574,278
                                                                  -----------
                            Net licenses                          $ 5,160,576

                  On March 28, 1996, the Federal Communications Commission (FCC) completed its auction of authorizations to provide single channel and Multi-channel Multi-point Distribution Service
                  (MDS) in 493 Basic trading Areas. The Company won bids in 3 markets: Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The Company's total bid for these 3 markets was $3,046,212. The Company made the full 10% down payment of $304,622 for all three markets but only made the second 10% down payment of $118,946 on the two Wisconsin markets.

                  The remaining license fees payable to the FCC of $951,479 for the two Wisconsin licenses are due quarterly over a ten year period. The interest rate will be the effective rate of ten-year US Treasury obligations at the time the FCC issues the authorization plus 2-1/2%. Since the Company has not received written notification from the FCC that the Wisconsin licenses have been granted, no interest has been accrued on the $951,479 licenses payable at June 30, 1998.

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

                  The third acquisition from Seller was of TelePlus, S.A. ("TelePlus"). As consideration for the purchase of TelePlus the Company agreed to pay the Seller $50 times the increase in subscribers for the one year period after TelePlus had six pay television channels broadcasting to the public. In October 1996 TelePlus began broadcasting six pay television channels to 760 subscribers. Over the next year TelePlus added 3,480 subscribers. As a result, $174,000 was added to licenses and notes payable to stockholders.

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

Note 6    Loan Restructure In 1997

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

                  On May 19, 1997, the Company entered into an agreement with the Seller restructuring the $2 million debt into a convertible debenture ("Rosen Debenture") maturing in 12 months and bearing interest at 12% per annum. The principal amount of the Rosen Debenture was increased by $100,000 for expenses owed or reimbursable to Seller at the issue date of the Rosen Debenture.

                  As consideration for this debt restructuring, the Company agreed to issue to the Seller (i) 180,000 shares of the Company's common stock, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the Agreement, the Seller became the President and Chairman of the Board and received the right to nominate two members to the Company's Board of Directors until such time as the President exercised the conversion rights under the Rosen Debenture. A value of $78,750 was assigned to the aforementioned stock and $10,000 to the warrants issued.

                  The Debenture was convertible by Seller into the Company's common stock at any time after the issue date prior to payment of the Rosen Debenture. The conversion price was equal to the lesser of (1) $.50 per share of common stock or (2) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. At either the President's or the Company's option, $1 million of this amount could have been extended for an additional period of 12 months with interest at 15% per annum.

                  No interest was paid on the Rosen Debenture and the $153,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the Rosen Debenture balance.

                  In November, the President notified the Company of his intention to convert the Rosen Debenture into common stock on or before May 15, 1998. As inducement for the early conversion and for the President foregoing all interest on the Rosen Debenture after December 31, 1997 an additional $109,967 was added to the Rosen Debenture principal balance in 1997. The resulting $2,366,000 Rosen Debenture balance will be converted into 4,732,000 restricted common shares as soon as the Company's articles of incorporation are amended to increase the number of authorized shares.

                  The $238,750 total cost of extending and restructuring the debt and the $109,967 early conversion inducement were recorded as interest expense in 1997.

Note 7    Convertible Preferred Stock Purchase & Conversion in 1997

                  The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and the Board of Directors has the authority, without shareholder approval, to fix the rights, preferences and privileges including dividend rights, conversion rights, terms of redemption or liquidation preferences.

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

                  The Series A preferred shares were convertible into common shares at the lesser of $3.25 or 65% of the average bid for the company's common stock for the five trading days prior to the conversion. The Series B preferred shares were convertible at the lesser of $1.00 or 65% of the average bid for the company's common stock for the five trading days prior to the conversion. Neither Series A nor Series B of preferred stock had fixed dividend rights.

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

Note 8    Financing-Issuance of 12% Convertible Debentures in 1998

                  In the second quarter of 1998 the Company completed a private offering of 12% Convertible Subordinated Debentures (the "Debentures") to accredited investors. The Debentures are convertible into common shares at $2 per share. Up to 50% of the Debentures can be converted after February 28, 1999 and the remaining 50% can be converted after July 31, 1999 unless redeemed earlier by the Company. Notwithstanding the early redemption by the Company, Debenture holders may convert no less than 50% of their original Debenture into common shares. Interest is payable monthly.

                  The Company received $556,082 of net Debenture proceeds ($595,000 less $38,918 of expenses).

                  The Company recorded Additional Paid in Capital totaling $359,238 for the difference between the closing price of the Company's stock on the date the Debenture proceeds were received and the $2 conversion price for the potential conversion of 50% of the Debentures into 148,750 common shares. The total discount of $359,238 is being amortized as additional interest expense over the period from receipt of Debenture proceeds to February 28, 1999, the earliest potential conversion date for 50% of the Debentures. A total of $65,352 of the discount was amortized as additional interest expense in the second quarter of 1998. The $293,238 unamortized balance of the discount is included in other non-current assets in the accompanying Balance Sheet as of June 30, 1998.

Note 9    Issuance of Common Stock for Services

                  In the second quarter of 1998 the company issued a total of 9,500 shares of common stock for services rendered in 1998 on behalf of The Fifth Avenue Channel and issued 10,000 shares in payment of legal services included in accounts payable at December 31, 1997. The issuance of the 19,000 shares was recorded at the closing price on the day preceding the issuance of the shares totaling $98,938.

                  On April 17, 1998 the company granted options to purchase 5,000 Company shares per month at $2.25 to an investment advisor. The options vest monthly as long as the company utilizes the services of the advisor. A value of $1 per share was assigned to the options based on the closing stock price on April 17, 1998. The company recorded $5,000 in Additional Paid In Capital and operating expense each month for the assigned value of the options that vested in May and June of 1998.

Note 10   Stock Warrants, Consulting Agreements and Shares Reserved

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

                  CONSULTING AGREEMENTS

                  On December 23, 1996 the Company engaged four Individuals (the "Consultants") to provide financial and Public relations services to the Company. The Company issued a total of 200,000 shares of its common stock valued at $988,000 (fair value) to the Consultants as compensation for the services to be provided by the Consultants. No costs were expensed as of December 31, 1996 as no services had been performed under the agreements. The $988,000 was recorded in operating expenses at $247,000 per quarter in 1997.

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

                  SHARES RESERVED

                  At June 30, 1998, the Company has reserved 9,504,500 Shares of common stock for future issuance pursuant to Stock warrant, stock option and convertible debt Agreements. This total is the maximum shares issuable upon conversion of debt and includes 177,000 shares reserved under the stock option plan for options that have not been granted at June 30, 1998.

Note 11   Net Loss Per Share

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in 1997 and its implementation did not have a material effect on the financial statements, EPS has been restated for all prior periods presented.

                  Net loss per common share (basic and diluted) is based on the net loss after preferred stock dividends divided by the weighted average of common shares outstanding during each year.

                  The weighted average shares outstanding include 2,392,000 and 1,202,608 shares for the conversion of the Rosen Debenture into 4,732,000 common shares. The shares are considered as being outstanding after Rosen's election to convert the $2,366,000 Debenture balance on May 15, 1998 even though the shares have not been issued.

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

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates wireless cable television systems in LaCrosse, Wisconsin (the "LaCrosse System") and in the Central American country of Costa Rica (the "Costa Rican System"). As of June 30, 1998 the LaCrosse System had approximately 1,100 subscribers and the Costa Rican System had approximately 4,500 subscribers.

On March 28, 1996, the Company successfully bid for authorizations to three markets: Hickory-Lenoir-Morganton, NC; Wausau-

Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The Wisconsin markets are designated as future wireless cable television systems. The North Carolina authorization has been abandoned.

The restructure of the loan issued as part of the acquisition of the Costa Rican licenses resulted in a change in control of the Company and its executive management in May 1997. See note 6 of Notes to Consolidated Financial Statements.

In November 1997 the Company agreed in principle to acquire 60% of the capital stock of The Fifth Avenue Channel, Inc. ("Fifth Avenue"), 45% from Mel Rosen, the Company's President and controlling shareholder, and 15% from International Broadcast Corporation ("IBC"). As consideration, the Company will issue 200,000 shares of its common stock upon the execution of the definitive agreement for the purchase of the Fifth Avenue capital stock, which is expected to occur in the third quarter of 1998.

The Fifth Avenue Channel will be a new 24 hour luxury lifestyles television channel premiering in October 1998. Fifth Avenue has entered into contracts with Bloomberg LP to broadcast Bloomberg Television on the Fifth Avenue Channel and with Fashion TV Paris for joint marketing and channel carriage. Fashion TV Paris broadcasts daily to approximately 100 million households in Europe and Asia. Ivana Trump who is the Chairwoman and a 10% shareholder of Fifth Avenue will host the Fifth Avenue Channel.

Fifth Avenue plans to launch its website (5thAvenueChannel.com) featuring high-end products and services in mid summer 1998. The Company expects its television programming to drive visitors from around the world to its internet website.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

REVENUES

The Company had revenues of $324,771 for the quarter ended June 30, 1998 and $262,314 in the comparable 1997 period. The $62,457 increase in revenues is due to the increased Costa Rican subscriber base. The Costa Rican System generated 75% of 1998 revenues and 58% of 1997 revenues and the LaCrosse System generated approximately 25% of 1998 revenues and 42% of 1997 revenues.

COST OF SALES

Cost of sales for 1998 increased $21,726 over the comparable 1997 period, due to the significant increase in Costa Rican subscribers. Cost of sales as a percent of revenues increased from 12% in 1997 to 16.4% in 1998 because of increased programming costs of the Costa Rican System.

OPERATING EXPENSES

Operating expenses for 1997 include $247,000 of investment banking and financial relations consulting expense assigned to a consulting agreement dated December 23, 1996. This agreement was not renewed and similar expense was not incurred in the second quarter of 1998. The second quarter of 1998 included $186,595 of expenses starting up the Fifth Avenue Channel which is not expected to have significant revenues until the fourth quarter of 1998.

Excluding both the non-recurring consulting expenses and the Fifth Avenue Channel start up expenses, the costs of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $630,987 (194% of related revenues) in 1998 and $470,178 (179% of related revenues) in 1997. The $160,809 increase in comparable operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System and higher administrative costs.

INTEREST EXPENSE

Interest expense increased $49,114 in the second quarter of 1998 primarily because of the $65,532 discount on the 12% convertible Debentures and interest on the 12% Convertible debentures and on loans from stockholders. No interest expense was recorded in 1998 on the Rosen debenture because in November, 1997, Rosen agreed to convert the $2,366,000 balance into 4,732,000 shares of common stock on or before May 15, 1998. See Note 6 to the Consolidated Financial Statements. The 1997 period included $50,409 of interest on the $2,100,000 Rosen Debenture.

Six Months Ended June 30, 1998 and 1997

REVENUES

The Company had revenues of $666,486 for the six months ended June 30, 1998 and $488,422 in the comparable 1997 period. The $178,064 increase in revenues is due to the increased Costa Rican subscriber base. The Costa Rican System generated 75% of 1998 revenues and 56% of 1997 revenues and the LaCrosse System generated approximately 25% of 1998 revenues and 44% of 1997 revenues.

COST OF SALES

Cost of sales for 1998 increased $32,754 over the comparable 1997 period, due to the increase in Costa Rican subscribers. Cost of sales as a percent of revenues increased from 14.1% in 1997 to 15.2% in 1998 because of increased programming costs of the Costa Rican System.

OPERATING EXPENSES

Operating expenses for 1997 include $494,000 of investment banking and financial relations consulting expense assigned to a consulting agreement dated December 23, 1996. This agreement was not renewed and similar expense was not incurred in the second quarter of 1998. The second quarter of 1998 included $252,921 of expenses starting up the Fifth Avenue Channel. Excluding both the non-recurring consulting expenses and the Fifth Avenue Channel start up expenses, the costs of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $1,191,975 (179% of related revenues) in 1998 and $914,673 (167% of related revenues) in 1997. The $277,302 increase in comparable operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System.

The operating expenses as a percent of revenues increased from 167% in 1997 to 178% in 1998 because of increased programming and bad debt costs in Costa Rica and increased corporate overhead. The Company intends to increase the Costa Rican subscriber base in the second half of 1998 which should allow the Costa Rican operating expense ratio to resume its decline.

INTEREST EXPENSE

Interest expense in the six months ended June 30, 1998 included interest on the increased loans from stockholders, $65,532 of amortization of the discount on the recently issued Convertible Subordinated Debentures and 12% interest for the period the Convertible Subordinated Debentures were outstanding. The 1997 period included interest of $66,435 on the Rosen Debenture and a $50,000 cost of extending the maturity date.

No interest expense was recorded on the Rosen Debenture balance in 1998 because in November 1997, Rosen agreed to convert the $2,366,000 balance into 4,732,000 shares of common stock on or before May 15, 1998. See Note 6 to the Consolidated Financial Statements.

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

LIQUIDITY

SOURCE AND USE OF CASH FOR 1998

In early May 1998 the Company completed a private offering of 12% Convertible Subordinated Debentures to accredited investors. The $556,082 of net Debenture proceeds ($595,000 less $38,918 of expenses) received was used to pay liabilities and to fund operations for the second quarter of 1998. The Company is exploring alternative sources to finance its operations for the remainder of 1998.

AGREEMENT TO ACQUIRE 60% OF THE FIFTH AVENUE CHANNEL

In November 1997 the Company agreed in principle to acquire 60% of the capital stock of The Fifth Avenue Channel, Inc. ("Fifth Avenue"), 45% from Mel Rosen, the Company's President and controlling shareholder, and 15% from International Broadcast Corporation ("IBC"). As consideration, the Company will issue 200,000 shares of its common stock upon the execution of the definitive agreement for the purchase of the Fifth Avenue capital stock, which is expected to occur in the third quarter of 1998.

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

Pursuant to the acquisition agreement the Company is obligated to fund the development of Fifth Avenue. In the six months ended June 30, 1998 the Company advanced $252,921 to fund the operating expenses of Fifth Avenue. The $252,921 was charged to operating expenses in 1998.

WORKING CAPITAL DEFICIT/ADDITIONAL DEBT OR EQUITY FINANCING REQUIRED

The accompanying Consolidated Balance Sheet reflects current liabilities of $1,081,539 and current assets of $191,497 resulting in a working capital deficit of $890,042.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (FAS 130), and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for annual periods beginning after December 15, 1997. The Company has adopted FAS 130 and FAS 131 in its 1998 quarterly reports and such new standards have not had a significant impact on the financial statements.

Currently, the Company has eleven employees domestically and thirty-six employees in Costa Rica. There are additional plans to increase employees in the Costa Rican location.

                            PART II OTHER INFORMATION

ITEM 2 Changes in Securities:

             In the second quarter of 1998 the Company completed a private offering of $595,000 of 12% Convertible Subordinated Debentures (the "Debentures") to accredited investors. The Debentures are convertible into common shares at $2 per share. Up to 50 % of the debentures can be converted after February 28, 1999 and the remaining 50% can be converted after July 31, 1999 unless redeemed earlier by the Company. Notwithstanding the early redemption by the Company, debenture holders may convert no less than 50% of their original Debenture into common shares. Interest is payable monthly.

             On April 17, 1998 the company granted options to purchase 5,000 company shares per month at $2.25 to an investment advisor. The options vest monthly as long as the company utilizes the services of the advisor. A value of $1 per share was assigned to the options based on the closing stock price on April 17, 1998.

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

             The Company issued 19,000 shares of common stock for services rendered. A registration statement on Form S-8 was filed with the SEC registering these shares in June 1998.

ITEM 6 Exhibits and Reports on Form 8-K

             Exhibit 27.1 Financial Data Schedule

             Reports on Form 8-K.         None

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TEL-COM WIRELESS CABLE TV CORPORATION

Date:  August 15, 1998   By: /s/ SAMUEL H. SIMKIN
                                 ----------------
                                 Samuel H. Simkin, Vice President,
                                 General Counsel and Principal Financial Officer

                      TEL-COM WIRELESS CABLE TV CORPORATION

                                Index to Exhibits
                         For Quarter Ended June 30, 1998

EXHIBIT                        DESCRIPTION
-------                        -----------
Exhibit 27.1                   Financial Data Schedule