Form 10QSB
period 1998-09-30
TEL COM WIRELESS CABLE TV CORP
filed 1998-11-19
CIK 929061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ----------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1998

                       ----------------------------------

                         Commission File Number 0-25896

                      TEL-COM WIRELESS CABLE TV CORPORATION
             (Exact name of registrant as specified in its charter)

                        FLORIDA                       59-3175814
               ------------------------------     -------------------
               (State or other jurisdiction         (IRS Employer
               incorporation or organization)     Identification No.)

                3957 N.E. 163RD STREET
               NORTH MIAMI BEACH, FLORIDA                33160
               --------------------------             ----------
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

                         YES  X    NO___


As of November 6, 1998, the Company had issued and outstanding 4,093,143 shares of its common stock ("Common Stock"), $.001 par value per share. In addition, the Company was obligated to issue an additional 4,732,000 shares of such Common Stock in connection with the pending conversion of the Rosen Debenture (See Note 6 to the Consolidated Financial Statements). Therefore, on a fully diluted basis, the Company has outstanding an aggregate of 8,825,143 Shares of Common Stock, $.001 par value per Share.

                      TEL-COM WIRELESS CABLE TV CORPORATION

                              Index to Form 10-QSB

                      For Quarter Ended September 30, 1998

PART I.   FINANCIAL INFORMATION                            PAGE NO.

     Item 1.   Consolidated Financial Statements
                  Balance Sheets                               3
                  Statements of Operations                     4
                  Statements of Cash Flows                     6
                  Notes to Financial Statements                7

     Item 2.   Management's Discussion                        16

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities                          22

     Item 6.   Exhibits and Reports on Form 8-K               23

SIGNATURES                                                    23

                      TEL-COM WIRELESS CABLE TV CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

             ASSETS                         1998          1997
             ------                     -----------   -----------
                                        (Unaudited)
Current Assets:
Cash and Cash Equivalents               $    36,516   $   113,207
Accounts Receivable-Trade, Net of
     Allowance for Doubtful Accounts         43,281        46,269
Prepaid Expenses                              9,890        20,761
Other current Assets                        304,821             0
                                        -----------   -----------
     Total Current Assets                   394,508       180,237

Property & Equipment, Net (Note 3)        1,382,746     1,462,062

Licenses, Net (Note 4)                    5,080,852     5,320,225

Other Assets, Net                            35,420        14,220
                                        -----------   -----------
TOTAL ASSETS                            $ 6,893,526   $ 6,976,744
                                        ===========   ===========

  LIABILITIES & STOCKHOLDERS'EQUITY
  ---------------------------------
Current Liabilities:
Accounts Payable                        $   311,673   $   304,639
Accrued Liabilities                         623,861       308,993
Current Portion of Long-term Debt             6,200         6,301
Advances and loans from Shareholders        569,079       362,479
                                        -----------   -----------
Total Current Liabilities                 1,510,813       982,412

Convertible Debentures (Note 6)           2,961,000     2,366,000
License Fees Payable (Note 4)               951,479       951,479
Long-term Debt, Less Current Portion          4,440         9,997
                                        -----------   -----------
     Total Liabilities                    5,427,732     4,309,888
SHAREHOLDERS' EQUITY (Notes 7 and 8)
Common Stock                                  4,094         4,010
Additional Paid-in Capital                8,699,635     8,171,457
Accumulated Deficit                      (7,238,234)   (5,508,611)
                                        -----------   -----------
Total Shareholders' Equity                1,465,794     2,666,856
                                        -----------   -----------
Total Liabilities & Shareholders Equity $ 6,893,526   $ 6,976,744
                                        ===========   ===========

                 See Notes to Consolidated Financial Statements

               TEL-COM WIRELESS CABLE TV CORPORATION CONSOLIDATED
                             STATEMENT OF OPERATIONS
                 Three Months Ended September 30, 1998 and 1997

                                                1998         1997
                                             ---------   ---------
                                                  (Unaudited)
Revenue                                       $388,984    $295,561

Cost of Sales                                   60,305      59,978
                                             ---------   ---------
Gross Profit                                   328,679     235,583

Operating Expenses                             796,805     755,185
                                             ---------   ---------
Operating Loss                                (468,126)   (519,602)

Other Income (Expense)
    Interest Income                                434         367
    Interest Expense                          (266,615)   (237,096)
                                             ---------   ---------
Total Other Income (Expense)                  (266,181)   (236,729)
                                             ---------   ---------
Net Loss                                     ($734,307)  ($756,331)
                                             =========   =========
Net Loss Per Common Share-basic and diluted     ($0.08)     ($0.30)

Weighted Average Number of
 Common Shares Outstanding                   8,781,469   2,556,299

                 See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  Nine Months Ended September 30, 1998 and 1997

                                            1998          1997
                                        -----------   -----------
                                               (Unaudited)
Revenue                                  $1,055,470    $  783,984

Cost of Sales                               161,716       128,634
                                         ----------    ----------
Gross Profit                                893,754       655,350

Operating Expenses                        2,241,501     2,163,860
                                        -----------   -----------
Operating Loss                           (1,347,747)   (1,508,510)

Other Income (Expense)
    Interest Income                           1,762         4,710
    Interest Expense                       (383,638)     (353,532)
                                        -----------   -----------
Total Other Income (Expense)               (381,876)     (348,822)
                                        -----------   -----------
Net Loss                                ($1,729,623)  ($1,857,332)

Preferred Stock Dividends                      -          161,800
                                        -----------   -----------
Net Loss Available to Common
     Stockholders                       ($1,729,623)  ($2,019,132)

Net Loss Per Common Share-
     Basic and Diluted                       ($0.27)       ($0.87)

Weighted Average Number of
     Common Shares Outstanding            6,347,517     2,325,472

                 See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997

                                                     1998          1997
                                                 -----------   -----------
                                                        (Unaudited)
Cash Flows From Operating Activities:
  Net Loss                                       ($1,729,623)  ($1,857,332)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Amortization & Depreciation                     635,373       562,224
     Stock and options issued for services           151,938          -
     Decrease (Increase) in Accounts
       Receivable                                      2,988       (29,240)
     Decrease (Increase) in Prepaid Expenses          10,871       839,165
     Increase (Decrease) in Accounts Payable           7,034       183,457
     Increase in Accrued Liabilities                 314,868       109,820
                                                 -----------   -----------
      Net Cash Used in Operating Activities         (606,551)     (191,906)

Cash Flows From (Used In) Investing Activities:
  Acquisition of Equipment                          (130,315)     (222,879)
  Proceeds from sale of Investments                     -          346,400
  Increase in Other assets                          (114,234)       (8,115)
                                                 -----------   -----------
         Net Cash Provided by (Used in)
           Investing Activities                     (244,549)      115,406

Cash Flows From Financing Activities:
  Proceeds of Stockholder Loans, Net                 206,600       221,902
  Proceeds from Sale of Preferred Stock, Net            -          200,000
  Proceeds from exercise of warrants                  50,000          -
  Proceeds from Issuance of Convertible
    Debentures less $38,918 of costs                 556,082          -
  Costs of registering common stock                  (32,615)         -
  Repayment of Bank Loans                               -         (361,000)
  Repayment of Long-Term Debt                         (5,658)       (4,808)
                                                 -----------   -----------
         Net Cash Provided By
           Financing Activities                      774,409        56,094
                                                 -----------   -----------
     NET INCREASE (DECREASE) IN CASH                 (76,691)      (20,406)
        CASH AT BEGINNING OF PERIOD                  113,207        26,618
                                                 -----------   -----------
              CASH AT END OF PERIOD                 $ 36,516      $  6,212

                 See Notes to Consolidated Financial Statements

                      TEL-COM WIRELESS CABLE TV CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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

Note 2   Supplemental Cash Flow Information

         Supplemental disclosure of cash flow information for the nine months ended September 30, 1998 and 1997:

                                                        1998      1997
                                                     ---------  --------
              Interest paid during the period        $  10,301  $ 16,345

              Non-cash investing and financing
                        activities:

              Discount on 12% Convertible Debentures $ 359,238      -
              Cancellation of Subscription agreement      -     $300,000
              Preferred stock dividends                   -     $161,800

Note 3   Property & Equipment

         Property and equipment are summarized as follows at September 30, 1998:

              Leasehold improvements                         $    16,439
              Furniture & office equipment                       113,923
              Vehicles                                           133,315
              TV signal rebroadcast & receiving equipment      1,767,812
                                                             -----------
                     Total cost                                2,031,489
              Less accumulated depreciation                      648,743
                                                             -----------
                     Net property & equipment                $ 1,382,746

                      TEL-COM WIRELESS CABLE TV CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4   Licenses and Acquisitions

         Licenses are summarized as follows
                 at September 30, 1998:
         LaCrosse, Wisconsin                                 $   371,493
         San Jose, Costa Rica                                  4,174,000
         Stevens Pt-Marshfield-Wisc.Rapids, WI                   530,625
         Wausau-Rhinelander, Wisconsin                           658,736
                                                             -----------
                       Total cost                              5,734,854
            Less accumulated amortization                        654,002

                      Net licenses                           $ 5,080,852

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

         The remaining license fees payable to the FCC of $951,479 for the two Wisconsin licenses are due quarterly over a ten year period. The interest rate will be the effective rate of ten-year US Treasury obligations at the time the FCC issues the authorization plus 2-1/2%. The Company received written notification from the FCC that the Wisconsin licenses have been granted in the fall of 1998 and that $108,000 of interest was due for the period from July 25, 1997 to September 30, 1998. Although the Company intends to contest the retroactive interest, the full $108,000 is included in interest expense in the third quarter of 1998. Quarterly interest payments of $21,701 are required for the first year. Quarterly principal and interest payments totaling $42,211 start on October 31, 1999.

         On September 1, 1996, the unpaid license fee payable of $1,671,175 for the Hickory, NC, license was defaulted. According to Section 21.959 in the FCC MDA Audit Information Package, a maximum default payment of 3% of the defaulting bidder's bid amount would be due to the FCC.

                      TEL-COM WIRELESS CABLE TV CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         COSTA RICA LICENSES

         In February 1996 the Company agreed to acquire three companies holding a total of 18 frequency licenses for broadcast of pay television (i.e., "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers.

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

                      TEL-COM WIRELESS CABLE TV CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5   Costa Rican Foreign Currency Translation

         Costa Rican revenues and expenses were translated using the currency exchange rate for Costa Rican Colons into United States Dollars determined at the close of business on the last day of each month.

Note 6   Loan Restructure In 1997

         On May 19, 1997, the Company entered into an agreement with the Seller restructuring the $2 million note issued in the acquisition of Canal 19 into a convertible debenture ("Rosen Debenture") maturing in 12 months and bearing interest at 12% per annum. The principal amount of the Rosen Debenture was increased by $100,000 for expenses owed or reimbursable to Seller at the issue date of the Rosen Debenture.

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

         The Rosen Debenture is convertible by Seller into the Company's Common Stock at any time after the issue date prior to payment of the Rosen Debenture. The conversion price was equal to the lesser of (1) $.50 per share of Common Stock or (2) the average of the closing "bid" for the Company's Common Stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. At either the President's or the Company's option, $1 million of this amount could have been extended for an additional period of 12 months with interest at 15% per annum.

         No interest was paid on the Rosen Debenture and the $153,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the Rosen Debenture balance.

                      TEL-COM WIRELESS CABLE TV CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In November, 1997, the President notified the Company of his intention to convert the Rosen Debenture into Common Stock. As inducement for the early conversion and for the President foregoing all interest on the Rosen Debenture after December 31, 1997, an additional $109,967 was added to the Rosen Debenture principal balance in 1997. The resulting $2,366,000 Rosen Debenture balance will be converted into 4,732,000 restricted shares of Common Stock as soon as the Company's articles of incorporation are amended to increase the number of authorized shares. This amendment is expected to occur at the Company's next annual shareholders' meeting, tentatively scheduled for mid-January, 1999.

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

         After the Notes were not paid on the January 31, 1997 due date, the Company and the Buyers agreed to terminate the balance of the Subscription Agreements and cancel the Notes. On March 14, 1997, Aurora Capital purchased 100 shares of the Company's Series B Convertible Preferred Stock for $100,000. The Series A preferred shares were convertible into shares of Common Stock at the lesser of $3.25 or 65% of the average bid for the Common Stock for the five trading days prior to the conversion.

                      TEL-COM WIRELESS CABLE TV CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The shares of Series B Preferred Stock were convertible at the lesser of $1.00 or 65% of the average bid for the Company's Common Stock for the five trading days prior to the conversion. Neither Series A nor Series B Preferred Stock had fixed dividend rights.

         During the first quarter of 1997 the Company recorded a preferred stock dividend of $161,800 which represented the 35% discount off the bid price of the Common Stock at the time the preferred shares were issued for a total of $300,000. The $161,800 was added to additional Paid-in Capital and increased the Accumulated Deficit in the first quarter of 1997. The dividend increased the net loss per share of Common Stock by $.07 for the first quarter of 1997.

         The 300 aggregate shares of Series A and Series B Convertible Preferred Stock were converted into 1,183,431 shares of Common Stock at 65% of the $.39 average bid price per share on the 5 trading days preceding the election to convert. The 1,183,431 shares of Common Stock were issued on September 16, 1997.

Note 8   Financing-Issuance of 12% Convertible Debentures in 1998

         In the second quarter of 1998, the Company completed a private offering of 12% Convertible Subordinated Debentures ("the Debentures"), due in November 1999, to accredited investors. If the Company offers to redeem the Debentures on or before February 28, 1999, 50% of the Debentures are convertible into shares of Common Stock at $2 per share. If the Company does not offer to redeem the Debentures by that date, the remaining 50% can be converted after July 31, 1999. Notwithstanding the early redemption by the Company, Debenture holders may convert no less than 50% of their original Debenture into shares of Common Stock. Interest is payable monthly.

         The Company received $556,082 of net Debenture proceeds ($595,000 less $38,918 of expenses). The Company recorded Additional Paid in Capital totaling $359,238 for the difference between the closing price of the Company's Common Stock on the date the Debenture proceeds were received and the $2 conversion price for the potential conversion of 50% of the Debentures into 148,750 shares of Common Stock.

                      TEL-COM WIRELESS CABLE TV CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The total discount of $359,238 is being amortized as additional interest expense over the period from receipt of Debenture proceeds to February 28, 1999, the earliest potential conversion date for 50% of the Debentures. A total of $175,560 of the discount was amortized as additional interest expense in the second and third quarters of 1998. The $183,678 unamortized balance of the discount is included in other non-current assets in the accompanying Balance Sheet as of September 30, 1998.

Note 9   Issuance of Common Stock for Services

         In the second quarter of 1998 the Company issued a total of 9,500 shares of Common Stock for services rendered in 1998 on behalf of The 5th Avenue Channel and issued 10,000 shares in payment of legal services included in accounts payable at December 31, 1997. The issuance of the 19,500 shares was recorded at the closing price on the day preceding the issuance of the shares totaling $98,938.

         On April 17, 1998 the Company granted options to purchase 5,000 shares of the Company's Common Stock per month at $2.25 to an investment advisor. The options vest monthly as long as the Company utilizes the services of the advisor. A value of $1 per share was assigned to the options based on the closing stock price on April 17, 1998. The Company has recorded the $5,000 assigned value of the options that vest each month in operating expenses.

         On August 31, 1998 the Company issued 14,000 shares of Common Stock to non employees for services rendered to the 5th Avenue Channel. The $28,000 value assigned to these restricted shares is included in operating expenses in the third quarter of 1998.

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

                      TEL-COM WIRELESS CABLE TV CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         In July 1997, the Company entered into a two-year Consulting Agreement with an investment banking firm (the "Consultant"). Pursuant thereto the Company granted the Consultant 500,000 one-year warrants exercisable at $1.00 per share, 200,000 one-year

                      TEL-COM WIRELESS CABLE TV CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         warrants exercisable at $2.50 per share and 100,000 three-year warrants exercisable at $2.50 per share. A value of $128,000 was assigned to the warrants and was recorded to operating expenses in the second half of 1997. In October 1997 assignees of the Consultant exercised 450,000 of the one year warrants at $1 per share and the Company received $450,000. In July 1998, the exercise date for the remaining 50,000 one-year warrants was extended and, in September, 1998, the assignee of these 50,000 warrants exercised the warrants at $1.00 per share, with the Company receiving $50,000. See Note 6 for warrants issued to the President in the restructuring of the $2,000,000 debt.

         SHARES RESERVED

         At September 30, 1998, the Company has reserved 9,469,500 Shares of common stock for future issuance pursuant to stock warrant, stock option and convertible debt agreements. This total is the maximum shares issuable upon conversion of debt and includes 177,000 shares reserved under the stock option plan for options that have not been granted at September 30, 1998.

Note 11  Net Loss Per Share

         Net loss per common share (basic and diluted) is based on the net loss after preferred stock dividends divided by the weighted average of shares of Common Stock outstanding during each period.

         The weighted average shares outstanding include 4,732,000 and 2,322,667 shares for the conversion of the Rosen Debenture into 4,732,000 shares of Common Stock in the three and nine month periods ended September 30, 1998, respectively. The shares are considered as being outstanding after Rosen's election to convert the $2,366,000 Debenture balance on May 19, 1998 even though the shares have not been issued.

         The Company's potentially issuable shares of Common Stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock and debentures are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to the Company which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition and divestiture strategies, margins, future ventures and expansion plans. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "except," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited availability of cash and working capital; operating losses and accumulated deficit; limited operating history; competition; physical limitations of wireless cable transmission; dependence on management; dependence on a continuing subscriber base and license rights; risks of international operations and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

The Company operates wireless cable television systems in LaCrosse, Wisconsin (the "LaCrosse System") and in the Central American country of Costa Rica (the "Costa Rican System"). As of September 30, 1998 the LaCrosse System had approximately 1,100 subscribers and the Costa Rican System had approximately 4,500 subscribers.

On March 28, 1996, the Company successfully bid for authorizations to three markets: Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marshfield-Wisconsin Rapids, WI. The Wisconsin markets are designated as future wireless cable television systems. The North Carolina authorization has been abandoned.

The restructure of the loan resulting in the Rosen Debenture as part of the acquisition of the Costa Rican licenses resulted in a change in control of the Company and its executive management in May 1997. See Note 6 of Notes to Consolidated Financial Statements.

In November 1997 the Company agreed in principle to acquire 60% of the capital stock of The 5th Avenue Channel, Inc. ("5th Avenue"), 45% from Mel Rosen, the Company's President and controlling shareholder, and 15% from International Broadcast Corporation ("IBC"). As consideration for such proposed purchase, the Company agreed to issue 200,000 shares of its Common Stock at closing and further agreed to issue as many as 400,000 additional shares of Common Stock based on 5th Avenue's future generation of revenues and net income ("Earn-out Shares"). The closing of the purchase of the 60% interest in 5th Avenue has not yet occurred.

In September, 1998, the Company agreed in principle to acquire an additional 30% of 5th Avenue, 20% from Mel Rosen and 10% from IBC. The consideration for such additional purchase will be 100,000 shares of Common Stock at closing and the further agreement to issue up to 200,000 additional Earn-out Shares based on 5th Avenue's future revenues and net income. At the closing of the purchase of the aggregate of 90% of 5th Avenue from Rosen and IBC, the Company will therefore issue a total of 300,000 shares of Common Stock and will agree to issue, based on future revenues and net income, up to an additional 600,000 shares of Common Stock. Such shares will be issued proportionately to Mel Rosen and IBC based on their respective ownership interests in 5th Avenue being sold to the Company. The closing is expected to occur in the fourth quarter of 1998.

The 5th Avenue Channel will be a new 24 hour luxury lifestyles television channel scheduled to premiere in the fourth quarter of 1998. 5th Avenue has entered into contracts with Bloomberg LP to broadcast Bloomberg Television on the 5th Avenue Channel and with Fashion TV Paris for joint marketing and channel carriage. Fashion TV Paris broadcasts daily to approximately 100 million households in Europe and Asia. Ivana Trump, who is the Chairwoman and a 10% shareholder of 5th Avenue, will host the 5th Avenue Channel.

In the fourth quarter of 1998, 5th Avenue plans to launch its interactive website (5thAvenueChannel.com), offering for sale a wide variety of products and services. The Company expects its television programming to attract visitors from around the world to its internet website.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

REVENUES

The Company had revenues of $388,984 for the quarter ended September 30, 1998 and $295,561 in the comparable 1997 period. The $93,423 increase in revenues is due to the increased Costa Rican subscriber base. The Costa Rican System generated 76% of 1998 revenues and 68% of 1997 revenues and the LaCrosse System generated approximately 24% of 1998 revenues and 32% of 1997 revenues.

OPERATING EXPENSES

Operating expenses for 1997 include $247,000 of investment banking and financial relations consulting expense assigned to a consulting agreement dated December 23, 1996. This agreement was not renewed and similar expense was not incurred in the third quarter of 1998. The third quarter of 1998 included $175,562 of expenses starting up the 5th Avenue Channel which is not expected to have significant revenues until 1999.

Excluding both the non-recurring consulting expenses from the 1997 quarter and the 5th Avenue Channel start up expenses from 1998, the costs of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $621,243 (160% of related revenues) in 1998 and $508,185 (172% of related revenues) in 1997. The $113,058 increase in comparable operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System and higher administrative costs.

INTEREST EXPENSE

Interest expense increased $29,519 in the third quarter of 1998 primarily because of the $108,000 of interest the FCC just notified the Company is due on the undeveloped Wisconsin licenses. Interest expense for 1998 also includes $65,532 of amortization of discount on the recently issued 12% Convertible Debentures, $17,850 of interest on the 12% Convertible Debentures and $21,261 of interest on loans from shareholders. No interest expense was recorded in 1998 on the $2,366,000 Rosen Debenture because in November, 1997, Rosen agreed to convert the $2,366,000 balance into 4,732,000 shares of Common Stock before May 15, 1998. See Note 6 to the Consolidated Financial Statements.

The comparable 1997 period included $63,518 of interest and $167,248 of loan restructuring costs on the Rosen Debenture.

Nine Months Ended September 30, 1998 and 1997

REVENUES

The Company had revenues of $1,055,470 for the nine months ended September 30, 1998 compared with $783,984 in the 1997 period. The $271,486 increase in revenues is due to the increased Costa Rican subscriber base. The Costa Rican System generated 76% of 1998 revenues and 62% of 1997 revenues and the LaCrosse System generated approximately 24% of 1998 revenues and 38% of 1997 revenues.

OPERATING EXPENSES

Operating expenses for 1997 include $741,000 of investment banking and financial relations consulting expense assigned to a consulting agreement dated December 23, 1996. This agreement was not renewed and similar expense was not incurred in the first nine months of 1998. The first nine months of 1998 included $428,483 of expenses starting up the 5th Avenue Channel. Excluding the non-recurring consulting expenses from 1997 and the 5th Avenue Channel start up expenses from 1998, the costs of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled $1,813,018 (172% of related revenues) in 1998 and $1,422,860 (181% of related revenues) in 1997. The $390,158 increase in comparable operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System.

The operating expenses as a percent of revenues declined from 181% in 1997 to 172% in 1998 because the Company was able to spread the fixed costs over a much larger Costa Rican subscriber base in 1998.

INTEREST EXPENSE

Interest expense in the nine months ended September 30, 1998 included $108,000 of interest billed for the first time on the undeveloped Wisconsin licenses, $175,560 of amortization of the discount and $10,809 of issuance costs of the 12% Convertible Subordinated Debentures, $29,185 of interest for the period the 12% Convertible Subordinated Debentures were outstanding in 1998 and $51,462 of unpaid interest on loans and advances from shareholders.

No interest expense was recorded on the Rosen Debenture balance in 1998 because in November 1997, Rosen agreed to convert the $2,366,000 balance into 4,732,000 shares of common stock on or before May 15, 1998. See Note 6 of Notes to Consolidated Financial Statements.

The comparable 1997 period included interest of $122,614 on the Rosen Debenture, the $50,000 cost of extending the Rosen loan maturity date and $167,248 of Rosen Loan restructuring costs.

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

LIQUIDITY

SOURCE AND USE OF CASH FOR 1998

In early May 1998 the Company completed a private offering of 12% Convertible Subordinated Debentures to accredited investors. The $556,082 of net Debenture proceeds ($595,000 less $38,918 of expenses) was used to pay liabilities and to fund operations for the second quarter of 1998.

In July 1998 the Company borrowed $300,000 from Mel Rosen on a one-year note payable with interest at 10% per annum. The proceeds were used to pay operating expenses in the third quarter.

In October 1998, the Company issued a $500,000 12% Convertible Subordinated Debenture due in April of 2000 to one accredited investor. The $500,000 will be used during the fourth quarter of 1998 to pay certain expenses in connection with the launch of the 5th Avenue Channel and 5thAvenueChannel.com website.

In November, 1998, the Company borrowed $550,000 from Mel Rosen under a subordinated, unsecured one-year note, payable together with interest at 8% per annum. The proceeds of such loan will be used to fund certain expenses in connection with the launching of the 5th Avenue Channel and 5thAvenueChannel.com.

AGREEMENT IN PRINCIPLE TO ACQUIRE 90% OF THE 5TH AVENUE CHANNEL

In November, 1997, the Company agreed in principle to acquire 60% of the capital stock of The 5th Avenue Channel, Inc. ("5th Avenue"), 45% from Mel Rosen, the Company's President and controlling shareholder, and 15% from International Broadcast Corporation ("IBC"). In September 1998, the Company agreed to acquire an additional 30% of the 5th Avenue capital stock- 20% from Mel Rosen and 10% from IBC. Under the proposed agreement, the Company is obligated to fund the development of 5th Avenue. Operating expenses for the nine months ended September 30, 1998 include the $428,483 the Company advanced 5th Avenue to fund 100% of its operating expenses.

WORKING CAPITAL DEFICIT AND ADDITIONAL FINANCING REQUIRED

The accompanying Consolidated Balance Sheet, as of September 30, 1998, reflects current liabilities of $1,510,813 and current assets of $394,508 resulting in a working capital deficit of $1,116,305. Management projects that the funds obtained from issuing the $500,000 Convertible Debenture in October, 1998 and the $550,000 unsecured loan from Mel Rosen in November, 1998, will be sufficient to cover all operating expenses, including corporate overhead and all 5th Avenue expenses through the first quarter of 1999.

The Company intends to substantially increase its current subscriber base in the Costa Rican System and to moderately grow the LaCrosse System. The Company also plans to fully develop the 5th Avenue Channel. Prior to the second quarter of 1999 the Company will need to raise additional debt or equity capital for capital expenditures and to fund operations, including its corporate overhead and the launch of the 5th Avenue Channel.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (FAS 130), and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. The adoption of FAS 130 and FAS 131 did not have a significant impact on the Company's 1998 interim financial statements.

EMPLOYEES

Currently, the Company has eleven employees domestically and thirty-six employees in Costa Rica. There are plans to increase employees in the United States both before and after the launch of the 5th Avenue Channel.

YEAR 2000 ISSUES

The Company has initiated, but not completed, its assessment of the impact of Year 2000 on its business. The majority of the Company's systems consist of packaged software purchased from vendors, and the critical software is either already Year 2000 compliant or, based on representations from vendors, on schedule to be Year 2000 compliant by the end of 1998. Any new software acquired for the e-commerce Internet business will be Year 2000 compliant. The Company is not presently aware of any significant expenditures which will be necessitated in order to be ready for the Year 2000, beyond those already being incurred, although there can be no assurances that significant expenditures may not be required in the future.

                            PART II OTHER INFORMATION

ITEM 2   Changes in Securities:

In July 1998, the exercise date for the remaining 50,000 one-year Consultants Warrants exercisable at $1 was extended. In September 1998, the assignee of these 50,000 warrants exercised the warrants and the Company received $50,000. See Note 10 of Notes to Consolidated Financial Statements.

In August 1998 the Company issued 14,000 shares of Common Stock to non employees for services rendered to the 5th Avenue Channel. The $28,000 value assigned to the shares is included in operating expenses for the third quarter.

In October 1998, the Company issued a $500,000 12% Convertible Subordinated Debenture due April, 2000 to one accredited investor. If the Company offers to redeem the Debenture on or before July 30, 1999, 50% of the $500,000 Debenture is convertible into shares of Common Stock at $2.50 per share. If the Company does not offer to redeem the Debenture by that date, the remaining 50% can be converted after December 31, 1999. Notwithstanding the early redemption by the Company, the Debenture holder may convert no less than 50% of its original Debenture into shares of Common Stock.

The foregoing securities were all issued without registration under the Securities Act of 1933 as amended by reason of the exemption from registration afforded by the provisions of Section

4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No commissions or fees were paid by the Company in connection with such issuances.


ITEM 6   Exhibits and Reports on Form 8-K

         Exhibits.                  27.1     Financial Data Schedule

         Reports on Form 8-K.       None

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TEL-COM WIRELESS CABLE TV CORPORATION

Date: November 19, 1998  By: /s/ SAMUEL H. SIMKIN
                                 ----------------
                                 Samuel H. Simkin, Vice President,
                                 General Counsel and Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule