Form 10KSB
period 1998-12-31
5TH AVENUE CHANNEL CORP
filed 1999-04-23
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _______________.

                           Commission File No. 0-25896

                            5TH AVENUE CHANNEL CORP.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                      59-3175814
-----------------------------------------            ---------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

              3957 N.E. 163RD STREET
         NORTH MIAMI BEACH, FLORIDA 33160                      33160
-----------------------------------------            ---------------------------
(Address of principal executive office)                      (Zip Code)

                                 (305) 947-3010
                     ---------------------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(G) of the Exchange Act:

                     Common Stock, par value $.001 per share
     -----------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the reported transition period:  $_________________


As of April 15, 1999 the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $27,583,996, based on the average of the closing bid and asked prices on that date of $7.72. As of that date, there were 9,278,212 shares of the issuer's Common Stock outstanding.


Transitional Small Business Disclosure Format. YES      NO  X

                            5TH AVENUE CHANNEL CORP.
                                  FORM 10-KSB

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
FORWARD-LOOKING STATEMENTS.................................................  1

PART I

ITEM 1.   DESCRIPTION OF BUSINESS..........................................  1

ITEM 2.   DESCRIPTION OF PROPERTY.......................................... 13

ITEM 3.   LEGAL PROCEEDINGS................................................ 14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 14

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS......... 14

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........ 15

ITEM 7.   FINANCIAL STATEMENTS............................................. 19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................... 19

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................ 20

ITEM 10.  EXECUTIVE COMPENSATION........................................... 22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 24

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................. 27

                           FORWARD-LOOKING STATEMENTS

         5th Avenue Channel Corp. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "except," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company is also subject to risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Company's substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in system development, ability to gain market acceptance and market share, ability to manage growth, Internet security risks and uncertainty relating to the evolution of the Internet as a medium for commerce, dependence on third party content providers, dependence on our key personnel and Year 2000 issues.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

PRINCIPAL SERVICES AND MARKETS

         GENERAL

         The Company was organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. The Company changed its name to Tel-Com Wireless Cable TV Corporation on February 14, 1994 and on March 17, 1999, changed its name to 5th Avenue Channel Corp. The principal executive offices of the Company are located at 3957 N.E. 163rd Street, North Miami Beach, Florida 33160, and its telephone number is (305) 947-3010.

         During 1998, the Company focused its efforts on implementing a business plan intended to define its business strategy with a view towards establishing profitable operations. Such business plan includes the establishment of the Company's Internet site, offering business e-commerce solutions and the continuation of the development efforts for the Company's television channel.

WEBSITE, E-COMMERCE AND TELEVISION OPERATIONS

         WEBSITE. The Company developed, operates and markets 5thAvenueChannel.com, a website offering financial and other information as well as consumer products. The website was launched in December 1998 in its initial version. A revised version was launched in March 1999 with sections devoted to products, personal success and motivational information, financial resources, and links to other sites. In April 1999, the website launched its auction section, with collectible items in a number of categories including automobiles, antique furniture, antique bicycles, and clocks. The Company plans to add additional items.

         The Company is designing its website to be a comprehensive source for financial, success and entrepreneurship and to market high quality information, services and products to its users. To achieve this objective, the Company has negotiated a number of key agreements. The Company has signed an agreement with Zacks Investment Research ("Zacks"), a major supplier of financial information to the investment community, and various websites including those of Microsoft Investor, Yahoo, America On-Line, Geo-Cities, Broadcast.com and others. The agreement provides for Zacks to supply its complete package of financial information to 5thAvenueChannel.com. The information is provided in a 24 hour per day data stream which is being incorporated into the Company's design format for display on 5thAvenueChannel.com. The Company's website will also integrate other financial information and services. The agreement with Zacks also includes the granting of exclusive worldwide rights by Zacks to the Company for the utilization of Zacks' information on television and for the use of the Zacks' name on television including the creation of a co-branded television channel with the Company. The Company will also market, through retail outlets, wholesalers, direct response, direct mail, mass merchants, catalogues, Internet e-commerce and television, a wide variety of products from manufacturers around the world.

         The Company has also signed a letter of intent with KeyTrade, Inc. ("KeyTrade"), which operates KeyTrade Online, a privately held new online brokerage service that is expected to launch by June 1, 1999. KeyTrade will be the online brokerage house featured on 5thAvenueChannel.com. The Company believes that the addition of KeyTrade further strengthens the financial online services offered by 5thAvenueChannel.com. The Company's agreement with KeyTrade is subject to negotiation and execution of a definitive agreement.

         The Company has also entered into an agreement with Nightingale-Conant Corporation, a large supplier of success and motivation books and tapes. The Company has added Nightingale-Conant's products to its 5thAvenueChannel.com product offerings and the Company is developing a variety of informational programs including online multi-cast seminars, chats, and excerpts from Nightingale authors. Such programming will be on the Company's website and on the upcoming 5th Avenue television channel.

         E-COMMERCE SOLUTIONS. The Company has established a business-to-business division that offers product-based e-commerce solutions to other web businesses and television networks. The Company successfully tested the concept with XOOM.com and BigPlanet.com. The Company has recently commenced commercial sales to other websites and in some cases will be developing and/or managing entire web businesses for other entities.

         The Company has also entered into an agreement with United States Check Company, Inc., a provider of transaction document image processing and authentication technology to the financial services industry. The agreement grants to the Company certain exclusive rights to a patent pending system for allowing a customer to purchase, through charging to a credit card, a negotiable buying certificate on the Internet and to either print it out directly or to email it to a gift recipient for printing. In contrast to coupon programs, these buying certificates are not discounts off of products but are identical to gift certificates purchased in a store. The certificates will be redeemable at a variety of retail and direct response outlets throughout the United States as well as through 5thAvenueChannel.com and other websites that sign up for the program.

         5TH AVENUE TELEVISION CHANNEL. The 5th Avenue television channel is currently being developed by the Company. Programming will include co-branded Zacks/5thAvenueChannel financial programming, co-branded 5th Avenue/Nightingale Conant success, motivation and entrepreneurship programming, and lifestyle product programming. Initial programming has already been filmed with Ivana Trump as host, and is currently being edited. The Company is currently exploring and negotiating production and distribution agreements for the television channel.

WIRELESS CABLE TELEVISION OPERATIONS

         The Company is also a developer, owner and operator of wireless cable television systems in Costa Rica and LaCrosse, Wisconsin. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. The Company provides television and related cable services for multiple dwelling units, commercial locations and single family residences. Since wireless cable systems do not require an extensive network of coaxial cable and amplifiers, their capital cost per installed subscriber is significantly less than that for hard-wire cable systems. In addition, operating costs of wireless cable systems are generally lower than those of comparable hard-wire cable systems due to lower network maintenance. As a result of lower capital and operating costs, the Company is generally able to charge less for its standard cable packages than the amount charged for comparable service provided by its hard-wire cable competition.

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

         Pursuant to the Lease-Purchase Agreement, the Company made an initial deposit of $25,000 upon signing, expended approximately $40,000 to install three transmitters, and made a final lump-sum payment of $400,000 in August 1994. Transmission facility construction obligations under the Lease-Purchase Agreement were satisfied (i) by the $40,000 payment to construct the transmitters, (ii) as part of the Company's final lump-sum payment of $400,000, and (iii) by the construction by the Company of transmission facilities for 11 channels. Construction was funded through private financing transactions in August and December 1994. The lessors subsequently transferred ownership of all of the licenses to the Company and the Federal Communications Commission ("FCC") approved such transfer in March 1996.

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

         The Company began transmitting programming in LaCrosse in December 1994 and, as of December 31, 1998, the Company had approximately 940 subscribers in the LaCrosse System. There are approximately 70,000 households within the LaCrosse System's 25-mile signal pattern. The Company currently offers 22 channels in the LaCrosse System, consisting of 17 wireless cable channels and 5 local off-air (VHF/UHF) broadcast channels.

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

         The Company must use the ITFS channels a minimum of 20 hours per week for educational programming. The remaining "excess air time" on an ITFS channel may be used by the Company without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Certain programs (e.g., C-SPAN and The Discovery Channel which the Company currently rebroadcasts) may qualify as educational and thereby permit full-time usage of an ITFS channel. Lessees of ITFS "excess air time" generally have the right to transmit to their subscribers the educational programming provided by the lessor at no incremental cost. FCC regulations also permit ITFS licensees to meet all of their minimum educational programming requirements using only one channel.

         The Company could use the eight ITFS channels for the LaCrosse System in the following manner; two of these ITFS channels could be used by the lessors solely for educational programming, with the remaining six channels available to the Company without restriction. The Company intends to commit $40,000 which it believes is adequate to acquire necessary broadcast equipment to broadcast the 8 additional channels. The Company could use 6 of these 8 channels to increase the number of premium and/or movie channels available in the LaCrosse System and/or it could rebroadcast the local TV channels. Rebroadcasting the local channels could significantly increase the Company's subscriber base by appealing to households that require local channels to be part of their cable service due to problems receiving the local channels "off air."

         COSTA RICA. The Company acquired certain rights to up to 18 pay television broadcast channels in Costa Rica in February 1996 (the "Costa Rican System"). Three channels are UHF frequencies (Channels 56, 58 and 60); three are "super band" frequencies (Channels 35, 37 and 39); and 12 are microwave frequencies similar to those used in the LaCrosse System. At the time the Company acquired these licenses, the three "super band" channels were in full operation broadcasting a scrambled signal of pay television programming to approximately 1,700 subscribers. The Company currently broadcasts pay television programming over the three super band channels and the three UHF channels in the Costa Rican System. The Company has no present plans to use the additional 12 microwave channels.

         As of March 31, 1999, the Company has approximately 5,500 subscribers in the Costa Rican System. There are approximately 750,000 line-of-site households in the San Jose Central Valley that are reachable from the Company's present transmission facility, and an additional approximately 150,000 households in the remaining regions of Costa Rica that the Company could service from additional transmission facilities. All 18 of the channel licenses may be used exclusively anywhere in the entire nation of Costa Rica.

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

         In Costa Rica, the Company emphasizes its picture quality and the reliability of its wireless transmission. Because the Company transmits its television signals via VHF and UHF frequencies, instead of microwave frequencies typically used in wireless cable operations, the Costa Rican System does not require line-of-sight between the transmission point and the subscriber. The Company believes that it provides a high-quality, price-competitive alternative to hard-wire cable services in Costa Rica. The Company plans to increase its subscriber base in Costa Rica, although there can be no assurances that the Company will be successful in such endeavor.

RECENT DEVELOPMENTS

         ACQUISITION OF 5TH AVENUE CHANNEL, INC. Pursuant to the Share Exchange Agreement dated February 28, 1999 and effective as of December 10, 1998 (which agreement was amended on March 17, 1999) (the "Share Exchange Agreement"), the Company completed its acquisition of all 100 of the outstanding shares of common stock of The 5th Avenue Channel, Inc. ("Fifth Avenue") as follows: 25 shares from IBC Partners, a Florida general partnership of which Eric Lefkowitz, a director of the Company, is a partner, 65 shares from Mel Rosen ("Rosen"), the President, Chief Executive Officer and a director of the Company, and 10 shares from Ivana Trump ("Ms. Trump") (IBC Partners, Rosen and Ms. Trump are hereinafter sometimes collectively referred to as the "Fifth Avenue Shareholders"). In exchange, the Company issued an aggregate of 335,000 shares of its common stock, ("Common Stock"), proportionately to the Fifth Avenue Shareholders, based on their relative share ownership in Fifth Avenue, and agreed to issue an additional aggregate of 665,000 additional shares of is Common Stock to the Fifth Avenue Shareholders, also based on their relative share ownership in Fifth Avenue, as follows: 332,500 shares if Fifth Avenue achieves gross revenues in excess of $10,000,000 for any calendar quarter and the remaining 332,500 shares if Fifth Avenue achieves either gross revenues in excess of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter.

         Additionally, the Company and Ms. Trump finalized an agreement (the "Consulting Agreement") dated March 17, 1999 but effective as of November 5, 1998, pursuant to which Ms. Trump will act as the hostess of The 5th Avenue Channel television channel and of 5thAvenueChannel.com, and will provide certain other consulting and promotional services for Fifth Avenue in exchange for a base fee of $10,000 per month, additional fees for personal appearances and three-year options to purchase an aggregate of 700,000 shares of the Company's Common Stock as follows: 200,000 shares at an exercise price of $5.00 per share; 200,000 shares at an exercise price of $8.00 per share; 200,000 shares at an exercise price of $12.00 per share; and 100,000 shares at an exercise price of $15.00 per share. The Consulting Agreement has an initial term expiring on December 31, 2001 and is automatically renewable for successive additional one-year terms unless either party provides written notice of non-renewal to the other party not less than sixty days prior to the expiration of the then current term.

         PROPOSED ACQUISITION OF INTERNATIONAL BROADCAST CORPORATION. Effective January 4, 1999 the Company entered into an agreement in principle to purchase 100% of the assets and operations of International Broadcast Corporation (IBC) owned by Messrs. Lefkowitz and Rothstein. Under the terms of the agreement, the Company will issue 300,000 shares of its Common Stock and will tender $450,000 in cash to IBC. IBC is active in the electronic media field, specializing in new product marketing on cable TV. IBC's products are aired to TV viewers in over 43 countries in their respective languages and in 38 states in the U.S.

         AMENDMENT OF ARTICLES OF INCORPORATION TO CHANGE NAME AND INCREASE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK. On March 18, 1999, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State to change its name from Tel-Com Wireless Cable TV Corporation to 5th Avenue Channel Corp. and to increase the number of authorized shares of its Common Stock from 10,000,000 to 50,000,000. In addition, 5th Avenue Channel, Inc. changed its name to 5th Avenue Television, Inc. These actions were approved by the Company's Board of Directors on December 23, 1998, and by a majority of the Company's shareholders at the Company's annual meeting held on February 12, 1999.

         CONVERSION OF DEBT TO EQUITY. In connection with a debt restructuring effected in May 1997, the Company issued to Melvin Rosen, who thereupon became the Company's President and Chief Executive Officer, a $2 million secured convertible debenture (the "Debenture"). The Debenture was to mature in 12 months with interest accruing at 12% per annum (7% to be paid monthly and 5% at maturity). The adjusted principal amount of the Debenture included $100,000 for expenses owed or reimbursable to Mr. Rosen at the issue date of the Debenture. At either the Company's or Mr. Rosen's option, $1 million of the Debenture balance could be extended for an additional period of 12 months with interest to accrue on such amount at 15% per annum (8% to be paid monthly in arrears and 7% to be paid at maturity). The Seller converted the Debenture into 4,732,000 shares of Common Stock, 2,366,000 shares in January 1999 and the remaining 2,366,000 shares in March 1999.

MARKETING

         The Company expects to use a variety of methods to drive traffic to its website and to promote product sales. These methods include advertising banners on other websites, listings with major search engines, advertising outside of the World Wide Web including print and radio, affiliations with "link-share" programs, and joint venture marketing agreements with such websites as Zacks.com, KeyTradeOnline.com, and others. In addition, the Company plans to aggressively promote traffic to 5thAvenueChannel.com on the Company's television channel. The Company intends to use the home shopping channels and direct response television advertising campaigns to drive product sales, and will be continuing to develop its business-to-business sales activities.

         The Company utilizes media advertising, telemarketing, direct mail, and door-to-door marketing to increase its subscriber base both in the LaCrosse System and the Costa Rican System. The Company emphasizes price-to-value, reliability of service, quality and reliability of equipment, and picture quality in its marketing programs.

HARDWARE

         INTERNET WEBSITE. To support the development of its website/e-commerce business, the Company has invested in hardware and software to support expected growth. These include its own high-speed server for housing its website, the installation of T-1 lines into its corporate offices, the purchase of such software systems as Oracle Database, Cold Fusion, OpenSite Auction software, and more. The Company expects to continue to add on the necessary hardware and software as needed for operations and to support its growth.

         WIRELESS CABLE TELEVISION. A number of reputable manufacturers produce the equipment used in wireless cable systems, from transmitters to the set-top converters which feed the signal to the television set. Because the signal is broadcast over the air directly to a receiving antenna, wireless cable does not experience the problems caused by amplifying signals over long distances experienced by some hardwire cable subscribers. This is particularly the case for a signal delivered over longer distances. Amplification of signals can lead to greater signal noise and, accordingly, a grainy picture for some subscribers. Also, the transmission of wireless signals is not subject to the problems caused by deteriorating underground cables used in conventional systems. As a result, wireless cable is sometimes more reliable than conventional cable, and picture quality is generally equal to or better than ordinary cable. In addition, extreme weather conditions typically do not affect wireless cable transmitters, so customers seldom experience outages sometimes common to conventional cable.

COMPETITION

         INTERNET. The Internet business is highly competitive. New companies are being established every day and any business set up on the Internet, including such businesses as the Company's website and e-commerce solutions, might face competition from a variety of existing or upcoming websites, many of which may have greater financial, technical and marketing resources, greater name recognition and better strategic relationships. Consequently, the Company has been focusing on acquiring exclusive distribution rights and rights to a variety of products not widely available on the Internet, and on signing content agreements that allow for unique combinations of content.

         TELEVISION. The television business is highly competitive. New channels will face competition from a variety of existing television channels and networks. Consequently, the Company has been focusing on acquiring exclusive television rights to products and programming to help distinguish the Company's television channel from other networks.

         WIRELESS CABLE TELEVISION. The pay television industry is highly competitive. Wireless cable television systems face or may face competition from several sources, including established hardwire cable companies.

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

         The LaCrosse System competes with two large hard-wire cable companies, which currently offer 28 and 40 channels, respectively, to their subscribers compared to the 22 channels the Company currently offers. The Costa Rican System currently offers 6 pay channels and the three local hard-wire cable companies offer from 36 to 40 channels, approximately one-third of which are the re-broadcast of local, off-air programming. The Company believes that its 22 off-air plus 6 pay channel l line-up and its responsive service are price competitive.

         In Costa Rica, three hard-wire cable companies are the Company's primary, direct competitors. The Company estimates that within its signal pattern for Costa Rica, fewer than 20% of the households are hard-wire cable subscribers and no more than an additional 10% have access to hard-wire cable services. The three hard-wire cable companies in Costa Rica currently offer up to 46 (11 local, 35 international), 48 (13 local, 35 international), and 36 (9 local, 27 international) channels, respectively, and charge approximately $22, $25, and $23 per month, respectively, for basic programming (movies are additional), and approximately $15, $23, and $23, respectively, for installation services. None offers pay-per-view programming or addressable converters. All three companies offer discounts for long-term contracts. The Company offers a package of 28 channels (22 local off-air, 6 international) for a monthly fee of approximately $15 to $17, plus installation. Based on the Company's existing subscriber base of approximately 5,500 households that presently pay an average of $16 per month for six channels of programming and the very limited penetration of hard-wire cable into this market, the Company believes that it has a competitive programming alternative to hard-wire cable.

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

SOURCES OF PROGRAMMING

         INTERNET. The Company is acquiring content for its website from a variety of sources. The Company has entered into agreements with Zacks Investment Research, Nightingale-Conant, United States Check Company, and others for the supply of content on 5thAvenueChannel.com. The Company has also signed agreements with a variety of product suppliers for numerous products to be available on the Company's website. The Company is in the process of negotiating agreements with other providers to acquire additional content and product for its website.

         TELEVISION. The Company is acquiring content for its television channel from a variety of sources. The Company has entered into an agreement with Zacks Investment Research that grants to the Company worldwide rights to co-branded television programming with Zacks' name and content. The Company plans to develop additional programming content in conjunction with Nightingale-Conant, Ivana Trump and others.

         WIRELESS CABLE TELEVISION PROGRAMMING

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

GOVERNMENT REGULATION

         INTERNET/E-COMMERCE. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, pricing and characteristics and quality of products and services. For example, although it was held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of certain types of information and content. In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the FCC in the same manner aas other telecommunications services.

         The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. A recently-passed law places a temporary moratorium on certain types of taxation on Internet commerce. The Company cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on the Company's business, financial condition and operating results.

         WIRELESS CABLE TELEVISION BROADCASTING.

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

         DEVELOPMENT OF NEW TERRITORIES. On March 28, 1996, the FCC completed its auction of authorizations to provide single channel and multi-channel Multi-point Distribution Service ("MDS") wireless cable services in 493 Basic Trading Areas. The Company won bids in three markets-. Hickory - Lenoir - Morganton, North Carolina; Wausau - Rhinelander, Wisconsin; and Stevens Point - Marshfield - Wisconsin Rapids, Wisconsin. On April 5, 1996, the Company submitted a payment of $239,502 that, coupled with its initial deposit of $65,120, made up the initial down payment for acquisition of these licenses. The Company has made the second required deposit equal to 10% of its winning bid only on the aforementioned Wisconsin licenses. These new Wisconsin territories provide approximately 70,000 line-of-sight households and offer markets that the Company believes are competitively equivalent to or better than that of the LaCrosse System.

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

         On July 24, 1998, the Company received written notification from the FCC that the two Wisconsin licenses had been conditionally granted, subject to the making of required installment payments, effective as of July 25, 1997. In connection therewith, the Company elected to participate in the installment payment plan, and two installment payment plan notes were entered into in the total amount of $951,479. The terms of these notes provide for the payment of interest only at 9.125%, aggregating $115,260, through October 31, 1998, and thereafter $21,702 on a quarterly basis until July 31, 1999; commencing on October 31, 1999, quarterly payments of principal and interest, aggregating $42,211, are required through the maturity date of July 25, 2007. The Company has granted the FCC a first lien on and security interest in all of the rights and interest in the two Wisconsin licenses and all proceeds of any sale or other disposition thereof.

         The Company has accrued, but has not paid, the required interest payment of $115,260 which was due on October 31, 1998 or the payment of $21,702 which was due on January 31, 1999. The Company intends to contest the retroactive interest for the period from July 25, 1997 until receipt of notification of the grant; however, the Company intends to offer to make the installment payment of $115,260 by April 29, 1999, the date the Company has been advised is the final date to make the two Wisconsin license payments without being considered in default, provided such payments will be applied to these Wisconsin licenses and not held to make good the Hickory default (see below).

         The grant of the Wisconsin licenses is conditioned on the Company's fully and timely meeting its quarterly payment obligations, and the development of operating systems within 18 months of the grant of each license. The Company owes an aggregate of approximately $160,000 for the Wisconsin licenses, due on or before April 29, 1999, which amounts are expected to be paid by that date. The Company estimates that the cost of developing a fully operational system in each market would be approximately $1,200,000 per system.

         To date, the Company has not taken steps to develop systems in the new Wisconsin territories. The Company has not yet determined when these new systems will be developed. Development of these markets and the funding of the acquisition price for the licenses will require additional debt or equity financing, which may not be available to the Company on acceptable terms, if at all. The Company has made no arrangements or commitments for such future financing, and there can be no assurance that the Company will be able to raise such capital on acceptable terms, if at all. Failure to obtain such additional financing could cause a forfeiture of the licenses.

         In addition to the material liquidity risks associated with developing new operating systems utilizing the Wisconsin licenses, the development of such systems will be dependent on, among other things, successful construction of operating systems; identification and procurement of acceptable tower sites; and the availability of suitable management and other personnel. There can be no assurance that the Company will be able to successfully develop operating systems utilizing the new Wisconsin licenses.

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

         The Company intends to focus its operations, marketing, and service in regional markets to increase efficiencies and profitability. However, the Company does not currently have the financial resources to develop operating systems in the aforementioned Wisconsin markets, and there can be no assurance that the Company will ever develop systems in such markets. To develop and launch additional wireless cable systems in areas where the Company holds licenses, or otherwise, the Company will need to raise additional capital. There can be no assurance that operating revenues will be sufficient to sustain subscriber growth or that additional financing, if required, will be available on terms acceptable to the Company, if at all.

         In Costa Rica, the Company believes it is well positioned to compete effectively with other pay television providers in the San Jose Central Valley area, principally hardwire cable operators. The Company also is evaluating the possibility of directing its signals into other key metropolitan areas of Costa Rica that aren't served by any cable or other pay television service by establishing additional transmission sites and/or utilizing more powerful transmitters.

EMPLOYEES

         As of April 15, 1999, the Company had 55 full-time employees and no part-time employees serving in its North Miami Beach, Florida, LaCrosse, Wisconsin and Costa Rica offices. The Company maintains various benefit plans and experiences good employee relations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 4,000 square feet of office space in a one-story building in North Miami Beach as its principal offices. The lease is for one year beginning on September 1, 1998 and is renewable at the lessee's option. The Company pays approximately $7,300 per month. In addition, the Company leases about 2,000 square feet in the same building. This additional space is currently being built out to house the Company's expanding website development team, a small television production studio and telemarketing personnel to handle order processing and customer service for calls generated through its website, upcoming television channel promotions and direct response campaigns. The Company also leases approximately 3,000 square feet of warehouse space for inventory.

         The Company leases approximately 2,000 sq. ft. of facilities in LaCrosse, Wisconsin for its Wisconsin Wireless Cable TV operation. Approximately one-fourth of such space is warehouse space. The rent is $1,391 per month. The lease expires in September 1999.

         The Company also leases approximately 4,485 sq. ft. of office and warehouse facilities in San Jose, Costa Rica for its Tele-Plus wireless cable television operation. Approximately one-fifth of such space is warehouse space. The rent is $1,750 per month. The lease expires in April 1999 and is renewable.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         PRICE RANGE OF COMMON STOCK. The Common Stock of the Company was listed on The Nasdaq SmallCap Market beginning on May 3, 1995 initially under the symbol "TCTV" and since March 25, 1999 under the symbol "FAVE." Warrants ("Warrants") to purchase Common Stock of the Company have traded on the over-the-counter market since May 1995 under the symbol "TCTVW," and since March 25, 1999 under the symbol "FAVEW."

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the Common Stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions:

                                                                  COMMON STOCK($)
                                                  -----------------------------------------------
              QUARTER ENDED                              HIGH BID                    LOW BID
December 31, 1998                                           17.625                     1.375
September 30, 1998                                           5.875                     2.000
June 30, 1998                                                6.938                     2.250
March 31, 1998                                               2.625                     1.750


                                                                  COMMON STOCK($)
                                                  -----------------------------------------------
              QUARTER ENDED                              HIGH BID                    LOW BID
December 31, 1997                                            3.8125                    1.50
September 30, 1997                                           3.9375                     .375
June 30, 1997                                                1.28125                    .15625
March 31, 1997                                               4.375                      .96875

         RECORD HOLDERS. As of April 5, 1999, the approximate number of record holders of the Company's Common Stock is 1,000.

         DIVIDEND POLICY. The Company has never paid cash dividends on its Common Stock and intends to retain any future earnings for the operation and expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

REVENUES

         The Company had revenues of $1,453,000 for 1998 compared to $1,085,000 in 1997. Substantially all of these revenues were generated from the Company's wireless cable television operations. The $368,000 increase in revenues is entirely due to a significantly increased Costa Rican subscriber base. Revenues from the Lacrosse system declined $25,000 in 1998 from $385,000 in 1997 to $360,000 in 1998 due to a decline in the subscriber base. The Costa Rican System generated approximately 75% of 1998 revenues and 64% of 1997 revenues and the LaCrosse System generated approximately 25% of 1998 revenues and 35% of 1997 revenues.

COSTS OF SALES

         Direct costs of revenues for 1998 increased $65,000 over the comparable 1997 period, due primarily to the significant increase in Costa Rican subscribers. However, as a percent of revenues, cost of sales remained constant at 16% in both 1998 and 1997.

OPERATING EXPENSES

         Operating expenses for 1997 totaled $3,437,282, including $988,000 of non-recurring investment banking and financial relations consulting expense assigned to a consulting agreement dated December 31, 1996, $128,000 assigned to a July 1997 consulting agreement with an investment banking firm, and $120,000 related to the default on the North Carolina licenses. Excluding the above described $1,236,000 of unusual operating expenses the costs of operating the Costa Rican and LaCrosse Systems and the corporate office in Florida totaled approximately $2,201,000 (203% of related revenues) in 1997.

         During 1998, the Company had comparable operating expenses of approximately $3,781,000 (260% of related revenues). The $1,580,000 increase in comparable operating expenses is due to the increased variable costs of providing subscriber services to the significantly expanded Costa Rican System, a provision of $350,000 for asset impairment and development costs for website design, software development, website content, research, and product development of approximately $697,000 in 1998.

         The provision for asset impairment of $350,000 related to the undeveloped Wisconsin licenses obtained as a result of the FCC auction in 1996.

INTEREST EXPENSE

         Interest expense for 1998 was substantially higher than 1997 because interest expense included approximately $448,000 of debenture discount amortization related to the issuance of 12% convertible debentures totaling $595,000 in May 1998 and $500,000 in November 1998. An additional approximately $472,000 of discount will be included in interest expense in 1999 related to the same debentures.

         In 1997 the Company incurred unusual charges of $188,750 related to the debt restructuring and $266,000 of interest and conversion inducement costs related to the $2,366,000 Debenture. No interest was accruable on such Debenture in 1998 because of the agreement by the holder of said Debenture in November 1997 to convert the Debenture to Common Stock on May 15, 1998. The conversion of the Debenture was delayed until 1999, when the Company increased the number of authorized shares to 50,000,000. Prior to the increase the Company did not have sufficient authorized but unissued shares to cover all outstanding warrant, option and conversion agreements to issue Common Stock.

NET LOSS

         The approximately $3,298,000 net loss for 1998 includes a $350,000 write down of the unused Wisconsin licenses, approximately $697,000 of development costs related to the 5th Avenue Channel and approximately $448,000 of amortization of discount on the debentures issued in May and November of 1998. Except for the remaining approximately $472,000 of debenture discount to be included in interest expense in 1999, the Company does not expect such large expenses to recur in 1999. The $918,000 increase in cash used in operations in 1998, over the $406,000 used in operations in 1997, was primarily due to the $697,000 of costs of developing the 5th Avenue television channel and the 5thAvenueChannel.com website.

         The following table lists the unusual charges that affect the comparison of 1998 and 1997 results of operations, which, except for the aforementioned $472,000 of discount on debentures to be included in interest expense in 1999, are not expected to recur in 1999 and future years:


                                                                                  1998                   1997
                                                                           -------------------    --------------------
Investment banking consulting services                                          $      -                $  988,000

Other investment banking consulting services                                           -                   128,000
Loan extension and restructure costs                                                   -                   455,000
Additional interest expense related to
     discount on convertible debentures                                          448,000                         -
Write-down undeveloped licenses in
     Wisconsin and North Carolina                                                350,000                   142,000
                                                                           -------------------    --------------------

Total of non-comparable expenses                                                $798,000                $1,713,000

         With the higher number of Costa Rican subscribers in 1999 than in 1998 the Company expects to continue the trend of improved operating results in Costa Rica.

INFLATION AND FOREIGN CURRENCY FLUCTUATION

         Costa Rica experienced a decline in the value of the Colon relative to the U.S. dollar of approximately 1% per month in 1998. The government of Costa Rica mandates minimum salary increases on July 1 and January 1 of each year. The Company has been able to increase its prices to cover the wage increases and the effects of the currency decline in Costa Rica and believes that it will be able to continue to do so without significant effect on its subscriber base.

         The providers of the programming that the Company rebroadcasts in LaCrosse have increased the rates charged per subscriber when the contracts were renewed. These increases have not been significant and, as the low cost provider of alternative cable television, the Company believes it has the ability to increase its rates to pass the additional programming costs onto its subscribers.

LIQUIDITY

SOURCE AND USE OF CASH FOR 1998

         During 1998 the Company received $1,055,000 of proceeds, net of issuance expenses, from the sale of 12% convertible debentures in May and November 1998 and $850,000 of loan proceeds from the Company's majority shareholder, Melvin Rosen. Mr. Rosen loaned the Company $300,000 at an interest rate of 10% in July 1998 and in addition loaned the Company $550,000 at an interest rate of 8% in November 1998. Approximately $190,000 of the total $850,000 has been repaid to Mr. Rosen. Approximately $230,000 of the cash was used to purchase equipment to increase the Costa Rican subscriber base. Most of the remaining $1,485,000 was used to fund operating losses and increase the cash position by $143,000, from $113,000 at December 31, 1997 to $256,000 at December 31, 1998.

DEBT RESTRUCTURING AND CONVERSION OF DEBENTURE TO COMMON STOCK

         See Note 6 of the Notes to the Consolidated Financial Statements included in Part II, Item 7 describing the debt restructuring, the contemporaneous change in control which occurred in May 1997 and the conversion of the Company's Debenture and related interest into 4,732,000 shares of Common Stock in the first quarter of 1999.

WORKING CAPITAL DEFICIT/ADDITIONAL DEBT OR EQUITY FINANCING REQUIRED

         The accompanying financial statements reflect current liabilities of $2,435,438 and current assets of $430,588 resulting in a working capital deficit of $2,004,850. Approximately $1,270,000 of this working capital deficit consists of amounts owed to Melvin Rosen, the President, CEO and majority shareholder of the Company.

         Although the Costa Rican and LaCrosse operations generate positive cash flow, the cash flow does not cover the corporate overhead or the costs associated with developing the products and services of the 5th Avenue Channel and website. Increasing the subscriber base requires additional capital because the incremental equipment and labor installation costs per subscriber exceed the installation fees charged the subscriber. It generally takes between 6 months and a year for the gross profit from each new subscriber to cover the incremental costs of adding the subscriber.

         The Company intends to increase its current subscriber base in the Costa Rican System utilizing a portion of its positive cash flow from Costa Rica. With a modest investment in additional signal transmission equipment, the Company expects to moderately grow the LaCrosse System.

         The planned purchase of the assets and operations of International Broadcast Company is expected to generate positive cash flow in 1999 through the continued sale of consumer products on a variety of home shopping channels, including Home Shopping Network, QVC, Shop at Home, and Value Vision. The Company does not expect the aforementioned net cash flows after reinvestment to be adequate to fund corporate overhead and fully develop the 5th Avenue television channel and the 5thAvenueChannel.com website.

         The Company believes it needs to raise an additional $1,200,000 to $2,000,000 of debt or equity capital in 1999 to fund its corporate overhead and develop the Fifth Avenue Channel and website. The Company is exploring various sources of additional financing and has a commitment from Melvin Rosen, the majority shareholder, to fund the aforementioned $1,200,000 to $2,000,000 shortfall in the form of loans to the Company, if other acceptable sources of financing do not materialize.

YEAR 2000 ISSUES

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The accounting software used by the Company is Year 2000 compliant (meaning it recognizes dates in the Year 2000 and beyond) at most subsidiary operations. The Company does not anticipate a material financial impact as a result of the Year 2000 Issue nor does it anticipate material financial expenditures to remedy the Year 2000 date change within its own software. The Company's expenditures to date on investigating and remedying Year 2000 issues have been insignificant.

         The Company has nearly completed an internal audit of its computer systems and software to determine what issues, if any, exist. Upon completion of its internal audit, the Company will evaluate the full scope of issues, related costs, and available remedies to insure the Company's systems continue to meet its internal needs. Anticipated costs for system and software modifications will be expensed as incurred.

         However, the Company has no control over Year 2000 compliance by vendors of the Company. If the Company's vendors are not in Year 2000 compliance, this could provide a material adverse financial impact to the Company. The Company has made inquiry to all of its major customers and suppliers in an attempt to assess the Year 2000 readiness of its major suppliers. Although this inquiry is not complete, the results of this inquiry to date have not revealed any issues that the Company believes can have a material adverse effect on the financial condition of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company does not expect SFAS 130, which establishes standards for reporting and displaying comprehensive income, its components and accumulated balances to have any effect on the company's financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted the provisions of SFAS No. 131 for the year ending December 31, 1998 as required.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter June 16, 1998 and thereafter. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

         The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

         Except for the historical information contained herein, this Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties, including the risks described elsewhere in this Report and detailed from time to time in the Company's filings with the Commission.

ITEM 7.  FINANCIAL STATEMENTS

         Financial Statements prepared in accordance with Regulation SB are attached as exhibits to this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's principal accountants, BDO Seidman, LLP ("BDO Seidman") resigned effective as of February 17, 1999, and have been replaced by the firm of Rachlin Cohen & Holtz LLP effective as of February 23, 1999; the engagement of Rachlin Cohen & Holtz LLP was approved by the Company's Board of Directors.

         As of December 31, 1997 and during the Company's two most recent fiscal years ending December 31, 1997 and the subsequent periods preceding the resignation of BDO Seidman, there were no disagreements with BDO Seidman on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO Seidman, would have caused BDO Seidman to make reference to the subject matter of the disagreements in connection with its reports. The audited financial statements for the years ended December 31, 1997 and 1996 contained an explanatory paragraph which stated that the Company's significant operating losses and negative working capital as of such date raised substantial doubt about the Company's ability to continue as a going concern.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table lists certain information about the directors and executive officers of the Company.


             NAME                        AGE                                 POSITION
-------------------------------     --------------     ------------------------------------------------------
Melvin Rosen                              55           President, C.E.O. and Chairman of the Board

Samuel H. Simkin                          52           Vice President, General Counsel and
                                                       Director

Eric Lefkowitz                            39           Executive Vice President and Director*

Ivan D. Rothstein                         55           Executive Vice President

Dennis J. Devlin                          50           Director*

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

         MELVIN ROSEN: PRESIDENT, C.E.O. AND CHAIRMAN OF THE BOARD

         Melvin Rosen has served as President, Chief Executive Officer and Chairman of the Board of the Company since May, 1997. Mr. Rosen has a wealth of experience in a wide range of business activities including, most prominently, satellite and cable television.

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

         In 1987, Mr. Rosen and a partner co-founded TVN Entertainment Corp., a closely held Company which is currently the owner-operator of the largest multi-channel pay-per-view satellite television system in the U.S. and is one of the largest lessees of television satellite transponders in the U.S. TVN's offerings of recent motion pictures, major sporting events (such as championship boxing) and NFL Football's "Sunday Ticket" account for a significant percentage of the pay-per-view revenue on C-band satellite television. TVN, based in Burbank, CA, has in excess of 700,000 C-band satellite dish and other subscribers and is in the forefront of digital technology. Mr. Rosen is a major shareholder and a director of TVN, but is not actively involved in the operations of the Company. He resigned his directorship in TVN in 1998 in order to devote his full attention to the operations of the Company.

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

         SAMUEL H. SIMKIN: VICE PRESIDENT AND GENERAL COUNSEL

         Samuel H. ("Sandy") Simkin has served as Vice President and General Counsel and a Director of the Company since May 1997. Mr. Simkin has a broad-based legal and business background. He is a graduate of University of Texas at Austin (BBA, Business Honors, 1968); University of Texas School of Law (J.D., 1970); and Georgetown University, Washington, D.C. (LL.M. 1971). He was a practicing tax attorney in Houston, Texas from 1972 - 1996, specializing during those years in corporate finance, real estate, mining and minerals and entertainment law. During this period, he served as Vice President and General Counsel of a large closely held coal-mining Company in the Midwest. During the period 1986 - 1997, Mr. Simkin was an equity partner in and legal advisor to several business ventures, including a music production and publishing Company in Los Angeles, a real estate and timeshare development Company in Orlando, FL and, most recently, an Orlando-based television production Company which produced a series of business newsmagazine shows.

         ERIC LEFKOWITZ: EXECUTIVE VICE PRESIDENT AND DIRECTOR

         Eric Lefkowitz has served as Executive Vice President since January 1999 and a director of the Company since March 1998. Mr. Lefkowitz has been President, CEO and 50% owner of International Broadcast Corporation (IBC) since 1994. Mr. Lefkowitz is a graduate of St. Joseph University, Philadelphia, PA, (BA, Finance, 1983). Mr. Lefkowitz founded IBC in 1987. IBC is an innovator in the electronic media field, specializing in new product marketing on cable TV. Under Mr. Lefkowitz's guidance, IBC's products are aired to TV viewers in over 43 countries in their respective languages and in all 50 states in the US.

         IVAN ROTHSTEIN: EXECUTIVE VICE PRESIDENT

         Ivan Rothstein has served as Executive Vice President since January 1999. Mr. Rothstein has been Vice President and 50% owner of International Broadcast Corporation (IBC) since 1994. Mr. Rothstein holds a B.A. degree from Ohio State University, Columbus Ohio. From 1982 to 1995 Mr. Rothstein was Vice President of Centuri, a major manufacturer of video and pinball machines.

         DENNIS J. DEVLIN: DIRECTOR

         Mr. Devlin is a founder and has served as director of the Company since May 1993 and as Vice President from 1993 to 1998. Mr. Devlin is the founder and has served as president of Dennis' Mobile Home Service and Supply, Inc., Wayne, Michigan since 1979. Mobil Home Service and Supply, Inc. is engaged in the construction of additions, roof systems and specialized products for mobile home owners, including remodeling, insurance services, parts supply, and repair. Mr. Devlin received a Bachelor of Art Education degree in 1971 from Eastern Michigan University.

DIRECTOR'S REMUNERATION

         Commencing June 1996, each non-employee director received a fee of $500 for each board and committee meeting attended. At the 1996 annual meeting of the directors, each person then serving as a irector received a non-discretionary grant of a stock option for 5,000 shares of Common Stock. No stock options were granted in 1997. See "Option Grants" in Item 10 below for options granted in 1998.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Securities and Exchange Commission has implemented a rule that requires companies to disclose information with respect to reports that are required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, by directors, officers and 10% shareholders of each Company, if any of those reports are not filed timely. Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during 1998 and Forms 5 and amendments thereto furnished to the Company with respect to 1998, Samuel H. Simkin and Eric Lefkowitz, both directors of the Company, failed to file reports required under Section 16(a) of the Exchange Act during 1998. Samuel H. Simkin failed to file reports for the months of July, August and October 1998 with respect to a total of 16 transactions, and Eric Lefkowitz failed to file reports for the months of July, August, November and December 1998 with respect to a total of 7 transactions.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, the Company's President with respect to services rendered in 1997 and 1998 and paid to or earned by the Company's Vice President with respect to services rendered in 1998.

                                                                                  TOTAL COMPENSATION
                                                            ---------------------------------------------------------------
                                                                                                             SECURITIES
                                                                                                             UNDERLYING
             NAME AND PRINCIPAL POSITION                      YEAR        SALARY ($)         BONUS ($)        OPTIONS
-------------------------------------------------------     ---------    --------------     ----------    -----------------
Melvin Rosen, President and C.E.O.(1)                       1998            180,000            --                --
                                                            1997             90,000            --                --

Samuel H. Simkin, V.P. & General Counsel                    1998             65,000          18,000           225,000

(1) First became an officer or director of the Company in May 1997. Although the Company has accrued $270,000 of salary in current liabilities in the financial statements, no salary has been ever been paid to Mr. Rosen.

OPTION GRANTS

         The following table sets forth information concerning individual grants of stock options made during 1998 to the named executive officers:

                           NUMBER OF              NUMBER OF
                     SECURITIES UNDERLYING  TOTAL OPTIONS GRANTED  EXERCISE OR   EXPIRATION
     NAME               OPTIONS GRANTED          TO EMPLOYEES       BASE PRICE      DATE
     ----            ---------------------  ---------------------  -----------   ----------
Samuel H. Simkin            225,000                225,000             $2.00       10/9/03

         No options were granted to any officers, directors or employees in 1997. The $2.00 exercise price of the options granted to Mr. Simkin in 1998 to purchase 225,000 shares was based on the market price of the Company's Common Stock on the day prior to the grant.

OPTIONS HELD AT THE END OF 1998

         The following table indicates the total number and value of exercisable and unexercisable stock options held by each named executive officer as of December 31, 1998.

                          NUMBER OF SECURITIES                    VALUE OF
                         UNDERLYING UNEXERCISED           UNEXERCISED IN-THE-MONEY
                       OPTIONS AT FISCAL YEAR END      OPTIONS AT FISCAL YEAR END(1)
                      -----------------------------    -----------------------------
     NAME             EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
     ----             -----------     -------------    -----------     -------------
Samuel H. Simkin         225,000             0          $1,321,875           $0

----------
(1) Based on the last sale price for the Company's Common Stock as reported on the Nasdaq smallCap Market on December 31, 1998.

         No options were exercised in 1998 or 1997, and all of the options granted to Fernand Duquette in 1995 and 1996 expired in 1997 upon his retirement from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock by all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director and executive officer, and all executive officers and directors of the Company as a group, as of April 15, 1999:


             NAME AND ADDRESS OF                       AMOUNT AND NATURE                  PERCENT OF
             BENEFICIAL OWNER OR                         OF BENEFICIAL                   OUTSTANDING
              IDENTITY OF GROUP                           OWNERSHIP(1)                    SHARES(2)
             -------------------                       -----------------                 -----------

Dennis J. Devlin                                            280,000(3)                        2.9%
33451 Elm Street
Wayne, MI 48184

Eric Lefkowitz(*)                                           194,967(4)                        2.0%

Melvin Rosen(*)                                           6,249,879(5)                       59.3%

Ivan Rothstein(*)                                           191,667(4)                        2.0%

Samuel H. Simkin(*)                                         225,000(6)                        2.3%

Ivana Trump                                                 745,000(7)                        7.3%
c/o Lyman & Landy
405 Park Avenue #1703
New York, NY 10022

All officers and directors as a group                     7,141,513                          66.2%
(5 persons)

* Address: c/o 5th Avenue Channel Corp., 3957 N.E. 163rd Street, North Miami Beach, Florida 33160

(1) Except as otherwise indicated, all shareholders have sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names.

(2) Based on 9,535,143 shares of Common Stock, which includes 9,235,143 issued and outstanding shares as of April 21, 1999 plus 300,000 shares issuable to International Broadcast Corporation under the proposed Asset Purchase Agreement to be effective as of January 4, 1999. For each of the above parties who is a holder of an option or warrant which is exercisable within 60 days from and after April 21, 1999, the total amount of his or her options or warrants are added to the total of 9,535,143 shares in order to calculate that holder's percent of outstanding shares.

(3) Includes warrants to purchase 10,000 shares of Common Stock and currently exercisable stock options to purchase 20,000 shares of Common Stock.

(4) Includes, for each of Messrs. Lefkowitz and Rothstein, 41,667 shares of Common Stock from the sale to the Company of their joint 25% interest in The 5th Avenue Channel, Inc. now named 5th Avenue Television, Inc. to the Company in December 1998, and a beneficial interest in 50% of the 300,000 shares to be issued in the proposed sale of the assets of IBC to the Company effective January 4, 1999.

(5) Consists of 5,249,879 shares of Common Stock held by Mr. Rosen (including 4,732,000 shares of Common Stock issued upon conversion of the Debenture in 1999 and 216,667 shares of Common Stock issued to him in connection with the sale of his 65% interest in The 5th Avenue Channel, Inc., now called 5th Avenue Television, Inc., 500,000 shares of Common Stock issuable upon exercise of a warrant having an exercise price of $5.00 per share and 500,000 shares of Common Stock issuable upon exercise of a warrant having an exercise price of $1.00 per share.

(6) Consists of an option to purchase 225,000 shares of Common Stock at an exercise price of $2.00 per share granted in 1998.

(7) Consists of 10,000 shares of Common Stock held by Ms. Trump, 35,000 shares of Common Stock issued to her in connection with the sale of her 10% interest in The 5th Avenue Channel, Inc., now called 5th Avenue Television, Inc., and options to purchase an aggregate of 700,000 shares of Common Stock having exercise prices ranging from $5.00 per share to $15.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         LOANS TO THE COMPANY. On February 24, 1997, Mr. Duquette and Mr. Devlin each loaned to the Company the sum of $25,000 ($50,000 in the aggregate) which the Company used to pay Mr. Rosen for extension of the indebtedness due to Mr. Rosen described below. The Company has accrued interest on these loans at 9%. No repayment terms were specified.

         DEBT RESTRUCTURING AGREEMENT AND DEBENTURE. In February 1997, the Company and Melvin Rosen ("Rosen") entered into an agreement to restructure the $2.0 million note (the "Note") issued to Rosen for a portion of the acquisition of the Costa Rican operations. The restructuring agreement required the Company to pay $625,000 of the principal balance on or before March 7, 1997. The remaining $1,375,000 principal balance, plus accrued interest thereon, was due on February 23, 1998; however, with an additional payment of $100,000, the Company could extend the maturity date for an additional six months. The Company paid Rosen $50,000 of the $100,000 on February 24, 1997. The Company failed to pay the $625,000 by March 7, 1997 and Rosen retained the $50,000. In April 1997 Rosen declared the Note to be in default.

         On May 19, 1997, the Company entered into an agreement with Mr. Rosen restructuring the Note into a convertible debenture (the "Debenture") maturing in 12 months with interest at 12% per annum (7% to be paid monthly and 5% at maturity). The principal amount of the Debenture was increased by $100,000 for expenses owed or reimbursable to Mr. Rosen at the May 19 issue date of said Debenture.

         As consideration for this debt restructuring, the Company agreed to issue to Mr. Rosen (i) 180,000 shares of the Company's Common Stock with piggy back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares of Common Stock at $5.00 per share. Mr. Rosen received the right to nominate two members to the Company's Board of Directors until such time as he exercised the conversion rights under the Debenture and the Company released Rosen from any liability in connection with the Costa Rican acquisition. Upon consummation of the debt restructuring, Fernand Duquette and J. Richard Crowley resigned from their positions as directors of the Company, and Fernand Duquette additionally resigned as the Company's President and Chief Executive Officer. Melvin Rosen and his designee, Samuel H. Simkin, were appointed to the Company's Board of Directors and Mr. Rosen was appointed the Company's President and Chief Executive Officer. As a result, a change in control of the Company is deemed to have taken place.

         The Debenture was convertible by Rosen into the Company's Common Stock at any time prior to payment of the Debenture on at least 30 days notice. The conversion price was the lesser of (1) $.50 per share of Common Stock, or (2) the average of the closing "bid" for the Company's Common Stock as reported on Nasdaq SmallCap Market for the five trading days immediately prior to the conversion date.

         The Company paid $12,000 of interest on the original Rosen Note in early 1997. No interest was paid on the Debenture in 1997 and the $156,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the Debenture balance.

         In November 1997, Mr. Rosen notified the Company of his intention to convert the Debenture into shares of Common Stock on or before May 15, 1998. As consideration for the early conversion and for Mr. Rosen forgoing all interest on the Debenture after December 31, 1997, an additional $109,967 was added to the Debenture principal balance. The resulting $2,366,000 Debenture balance was agreed to be converted at $.50 per share into 4,732,000 shares of Common Stock. Mr. Rosen converted half of the Debenture in January 1999 and the remaining half of the Debenture in March 1999.

         OTHER RELATED TRANSACTIONS. Effective January 4, 1999 the Company entered into an agreement in principle to purchase 100% of the assets and operations of International Broadcast Corporation (IBC) owned by Messrs. Lefkowitz and Rothstein. Under the terms of the agreement, the Company will issue 300,000 shares of Common Stock and will tender $450,000 in cash to IBC. IBC is active in the electronic media field, specializing in new product marketing on cable television. IBC's products are aired to television viewers in over 43 countries in their respective languages and in 38 states in the U.S. See "Recent Developments" in Item 1.

         AFFILIATED TRANSACTIONS POLICY. The Board of Directors of the Company has adopted a policy regarding transactions between the Company and any officer, director or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of the Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to the Company as could be obtained from unaffiliated independent third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                   2.1 Share Exchange Agreement by and among the Registrant, IBC Partners, Melvin Rosen and Ivana Trump effective December 10, 1998, dated February 28, 1999 as amended March 17, 1999 (1)

                   2.2 Amendment to Share Exchange Agreement by and among the Registrant, IBC Partners, Melvin Rosen and Ivana Trump dated March 8, 1999 but executed March 17, 1999
                           (1)

                   3.1     Amended and Restated Articles of Incorporation.*

                   3.2     By-Laws(2)

                  10.1     Debt Restructuring Agreement (3)

                  10.2     Secured Convertible Debenture(4)

                  10.3     Agreement to Convert the Secured Convertible
                           Debenture(5)

                  10.4 Consulting Agreement between the Registrant, Ivana Trump and Melvin Rosen, effective November 5, 1998 dated February 28, 1999 (1)

                  16.1     Letter on Change in Certifying Accountants(6)

                  21.1     Subsidiaries of the Registrant.*

                  27.1     Financial Data (for Commission use only)*

*Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 25, 1999.

(2) Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form SB-2 (SEC File No. 33-89042), filed with the Securities and Exchange Commission on January 26, 1995, declared effective September 24, 1991.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1997.

(4) Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K dated May 29, 1997.

(5) Incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-KSB for the Fiscal Year ended December 31, 1997, dated April 15, 1998.

(6) Incorporated by reference to Exhibit 16.1 of the Registrant's Current Report on Form 8-K dated February 25, 1999.

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            5TH AVENUE CHANNEL CORP.


Dated:  April 22, 1999                      By: /s/ Melvin Rosen
                                               ---------------------------------
                                               Melvin Rosen
                                               Chairman of the Board,
                                               President and C.E.O.


             Signature                                       Title                                    Date
-------------------------------------    ----------------------------------------------     --------------------------

                                         Chairman of the Board,                             April 22, 1999
/s/ Melvin Rosen                         President and C.E.O.
-------------------------------------
Melvin Rosen



/s/ Samuel H. Simkin                     Vice President, Director                           April 22, 1999
-------------------------------------    And Principal Accounting Officer
Samuel H. Simkin



                                         Director                                           April 22, 1999
-------------------------------------
Dennis Devlin



/s/ Eric Lefkowtiz                       Director                                           April 22, 1999
-------------------------------------
Eric Lefkowitz


                            5TH AVENUE CHANNEL CORP.



                          INDEX TO FINANCIAL STATEMENTS




                                                                       PAGE
                                                                       ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-1 TO F-2


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                        F-3

   Statements of Operations                                             F-4

   Statements of Stockholders' Equity                                   F-5

   Statements of Cash Flows                                             F-6

   Notes to Financial Statements                                    F-7 TO F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
5th Avenue Channel Corp.
North Miami Beach, Florida


We have audited the accompanying consolidated balance sheet of 5th Avenue Channel Corp. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 5th Avenue Channel Corp. as of December 31,1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As more fully described in Note 2, the Company is subject to certain liquidity and profitability considerations. The Company's plans with respect to these matters are also described in Note 2.


                            RACHLIN COHEN & HOLTZ LLP



Miami, Florida
April 20, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
5th Avenue Channel Corp. (formerly known as
   Tel-Com Wireless Cable TV Corporation)
Miami, Florida


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of 5th Avenue Channel Corp. (formerly known as Tel-Com Wireless Cable TV Corporation) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 5th Avenue Channel Corp. (formerly known as Tel-Com Wireless Cable TV Corporation) for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses and has negative cash flows from operations for the year ended December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 BDO SEIDMAN, LLP

Miami, Florida
March 27, 1998

                            5TH AVENUE CHANNEL CORP.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                                                                        Pro
                                                                      Historical       Forma
                                                                                    (Unaudited)
                            ASSETS
Current Assets:
   Cash and cash equivalents                                           $ 256,209    $   256,209
   Accounts receivable, net of allowance for doubtful
     accounts of $186,000                                                 41,559         41,559
   Loans receivable, related parties                                      28,191         28,191
   Prepaid expenses and other current assets                             104,629        104,629
                                                                       ---------    -----------
      Total current assets                                               430,588        430,588

Property and Equipment                                                 1,323,404      1,323,404

Licenses                                                               4,651,061      4,651,061

Goodwill                                                                 615,000        615,000

Other Assets                                                              87,119         87,119
                                                                     -----------    -----------
                                                                     $ 7,107,172    $ 7,107,172
                                                                     ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                          $   775,417    $   775,417
   Accrued payroll, President/Chairman of the Board                      270,000        270,000
   Current portion of long-term debt                                     417,492        417,492
   Loans and notes payable, related parties                              972,529        972,529
                                                                      ----------    -----------
      Total current liabilities                                        2,435,438      2,435,438
                                                                      ----------    -----------

Long-Term Debt:
   Convertible debenture payable to President/Chairman of
     the Board                                                         2,366,000              -
   License installment payment plan notes                                951,479        951,479
   Convertible subordinated debentures, net of unamortized discount      623,101        623,101
   Other long-term debt                                                    8,469          8,469
                                                                      ----------    -----------
                                                                       3,949,049      1,583,049
   Less current portion                                                  417,492        417,492
                                                                     -----------    -----------
                                                                       3,531,557      1,165,557
                                                                     -----------    -----------

Commitments, Contingencies, Subsequent Events, and Other Matters               -              -

Stockholders' Equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
      500 shares designated as Series A; none issued and outstanding;
      1,500 shares designated as Series B; none issued and outstanding         -              -
   Common stock, $.001 par value, 50,000,000 shares authorized;
      issued and outstanding 4,503,143 shares (historical) and
      9,235,143 shares (pro forma)                                         4,504          9,236
   Additional paid-in capital                                          9,942,225     12,303,493
   Deficit                                                            (8,806,522)    (8,806,552)
                                                                       ---------    -----------
                                                                       1,140,177      3,506,177
                                                                       ---------    -----------
                                                                      $7,107,172    $ 7,107,172
                                                                      ==========    ===========

                 See notes to consolidated financial statements

                            5TH AVENUE CHANNEL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             1998                    1997
                                                                             ----                    ----

Revenue                                                                   $ 1,453,033              $ 1,085,149

Direct Costs                                                                  235,367                  170,614
                                                                          -----------              -----------

Gross Margin                                                               1,217,666                   914,535
                                                                          -----------              -----------

Operating Expenses:
   Selling, general and administrative                                      2,734,473                3,437,282
   Website and product development                                            696,762                        -
   Provision for asset impairment                                             350,000                        -
                                                                          -----------              -----------
                                                                            3,781,235                3,437,282
                                                                          -----------              -----------

Loss from Operations                                                       (2,563,569)              (2,522,747)
                                                                          -----------              -----------

Other Income (Expense):
   Interest income                                                              2,377                    6,179
   Interest expense                                                          (736,749)                (545,396)
                                                                          -----------              -----------
                                                                             (734,372)                (539,217)
                                                                          -----------              -----------

Net Loss                                                                  $(3,297,941)             $(3,061,964)
                                                                          ============             ============

Net Loss Per Common Share - Basic and Diluted                             $     (0.81)             $     (1.17)
                                                                          ===========              ===========

                 See notes to consolidated financial statements

                            5TH AVENUE CHANNEL CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                  COMMON STOCK              PREFERRED STOCK
                                                                             SHARES           AMOUNT       SHARES     AMOUNT
                                                                             ------           ------       ------     ------
Balance, January 1, 1997                                                    2,196,212        $ 2,196         500        $1

Year Ended December 31, 1997
   Partial payment of subscriptions receivable for preferred stock                  -              -           -         -
   Cancellation of subscriptions receivable for preferred stock                     -              -        (300)        -
   Sale of preferred stock                                                          -              -         100         -
   Issuance of common stock in debt restructuring                             180,000            180           -         -
   Issuance of warrants in debt restructuring                                       -              -           -         -
   Issuance of warrants in payment of consulting fees                               -              -           -         -
   Conversion of preferred stock to common stock                            1,183,431          1,184        (300)       (1)
   Exercise of warrants for common stock                                      450,000            450           -         -
   Preferred stock dividends                                                        -              -           -         -
   Net loss                                                                         -              -           -         -
                                                                           ----------       --------       -----       ---

Balance, December 31, 1997                                                  4,009,643          4,010           -         -

Year Ended December 31, 1998
   Issuance of common stock in payment of consulting fees                      26,000             26           -         -
   Issuance of common stock in settlement of debt                              82,500             83           -         -
   Exercise of warrants                                                        50,000             50           -         -
   Issuance of common stock in connection with
      acquisition of The 5th Avenue Channel, Inc.                             335,000            335           -         -
   Discount on subordinated convertible debentures                                  -              -           -         -
   Net loss                                                                         -              -           -         -
                                                                           ----------       --------       -----       ---

Balance, December 31, 1998                                                  4,503,143        $ 4,504           -        $-
                                                                           ==========       ========       =====       ===


                                                                       ADDITIONAL                          STOCK          TOTAL
                                                                        PAID-IN                        SUBSCRIPTION    STOCKHOLDERS'
                                                                        CAPITAL         DEFICIT         RECEIVABLE        EQUITY
                                                                        -------         -------         ----------      ------
Balance, January 1, 1997                                               $7,544,720      $(2,284,847)       $(400,000)   $ 4,862,070

Year Ended December 31, 1997
   Partial payment of subscriptions receivable for preferred stock              -                -          100,000        100,000
   Cancellation of subscriptions receivable for preferred stock          (300,000)               -          300,000              -
   Sale of preferred stock                                                100,000                -                -        100,000
   Issuance of common stock in debt restructuring                          78,570                -                -         78,750
   Issuance of warrants in debt restructuring                              10,000                -                -         10,000
   Issuance of warrants in payment of consulting fees                     128,000                -                -        128,000
   Conversion of preferred stock to common stock                           (1,183)               -                -              -
   Exercise of warrants for common stock                                  449,550                -                -        450,000
   Preferred stock dividends                                              161,800         (161,800)               -              -
   Net loss                                                                     -        (3,061,964)              -     (3,061,964)
                                                                       ----------      ------------       ---------    -----------

Balance, December 31, 1997                                              8,171,457       (5,508,611)               -      2,666,856

Year Ended December 31, 1998
   Issuance of common stock in payment of consulting fees                  86,600                -                -         86,626
   Issuance of common stock in settlement of debt                          99,553                -                -         99,636
   Exercise of warrants                                                    49,950                -                -         50,000
   Issuance of common stock in connection with
      acquisition of 5th Avenue Channel                                   614,665                -                -        615,000
   Discount on subordinated convertible debentures                        920,000                -                -        920,000
   Net loss                                                                     -        (3,297,941)              -     (3,297,941)
                                                                       ----------      ------------       ---------    -----------

Balance, December 31, 1998                                             $9,942,225      $ (8,806,552)      $       -    $ 1,140,177
                                                                       ===========     ============       =========    ===========

                            5TH AVENUE CHANNEL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                            1998                     1997
                                                                                            ----                     ----
Cash Flows from Operating Activities:
   Net loss                                                                              $(3,297,941)             $(3,061,964)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                                       605,652                  532,113
         Amortization of discount on convertible subordinated debentures                     448,101                        -
         Write-off of prepaid consulting fees                                                      -                  988,000
         Provision for asset impairment and equipment write-off                              431,632                        -
         Inducement costs and interest accrued to debenture balance                                -                  266,000
         Warrants and stock compensation and other expenses
            incurred in connection with debt restructure                                           -                  188,750
         Compensation in form of common stock and warrants issued
            to consultants                                                                    86,626                  128,000
         Write-off of deposit                                                                      -                  120,142
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                         4,710                  (34,080)
            (Increase) decrease in prepaid expenses and other current assets                 (83,868)                  23,791
            Increase in accrued payroll, President/Chairman of the Board                     180,000                        -
            Increase in accounts payable and accrued liabilities                             301,421                  443,569
                                                                                          ----------               ----------
               Net cash used in operating activities                                      (1,323,667)                (405,679)
                                                                                          ----------               ----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                                       (229,462)                (315,921)
   Increase in other assets                                                                  (33,229)                  (1,277)
   Decrease in restricted cash                                                                     -                  346,400
   Loans to related parties                                                                  (28,191)                       -
                                                                                          ----------               ----------
               Net cash provided by (used in) investing activities                          (290,882)                  29,202
                                                                                          ----------               ----------

Cash Flows from Financing Activities:
   Net proceeds from convertible subordinated debentures                                   1,055,330                        -
   Proceeds from exercise of warrants                                                         50,000                  450,000
   Proceeds from subscription receivable                                                           -                  100,000
   Proceeds from sale of preferred stock                                                           -                  100,000
   Proceeds from loans from stockholders                                                     935,394                  255,979
   Payment of loans from stockholders                                                       (275,344)                 (75,500)
   Payment of notes payable                                                                        -                 (361,000)
   Payment of long-term debt                                                                  (7,829)                  (6,413)
                                                                                          ----------               ----------
               Net cash provided by financing activities                                   1,757,551                  463,066
                                                                                          ----------               ----------

Net Increase in Cash and Cash Equivalents                                                    143,002                   86,589

Cash and Cash Equivalents, Beginning                                                         113,207                   26,618
                                                                                          ----------               ----------

Cash and Cash Equivalents, End                                                            $  256,209               $  113,207
                                                                                          ==========               ==========

                 See notes to consolidated financial statements

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND CAPITALIZATION

             The Company was organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. The Company changed its name to Tel-Com Wireless Cable TV Corporation on February 14, 1994. On March 8, 1999, the Company's Articles of Incorporation were amended to change the Company's name to 5th Avenue Channel Corp. and to increase the authorized number of shares of $0.001 par value common stock from 10,000,000 to 50,000,000 shares. All references to the name of the Company and the number of shares of common stock in the accompanying financial statements have been retroactively restated.

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

             During 1996, the Company designated 500 shares as Series A Convertible Preferred Stock. The stock is convertible at the option of the holder or automatically converted on the effective date of registration statement filed by the Company with the Securities and Exchange Commission (SEC). The conversion rate is the lesser of $3.25 or 65% of the average bid for the Company's common stock for the five trading days prior to the conversion. The holders of these shares are preferentially entitled to receive upon voluntary or involuntary liquidation $1,000 per share plus all declared and unpaid dividends. As of December 31, 1998, the Company had no Series A convertible preferred stock issued and outstanding.

             During 1997, the Company designated 1,500 shares as Series B Convertible Preferred Stock. The stock is convertible at the option of the holder at a rate of the lesser of $1.00 or 65% of the average bid for the Company's common stock for the five trading days prior to the conversion. The holders of these shares are preferentially entitled to receive upon voluntary or involuntary liquidation $1,000 per share plus all declared and unpaid dividends. As of December 31, 1998, the Company had no Series B convertible preferred stock issued and outstanding.

         BUSINESS

             Until the end of 1997, the Company's primary business was the operation of wireless cable television systems in Costa Rica and LaCrosse, Wisconsin. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. The Company provides television and related cable services for multiple dwelling units, commercial locations and single family residences. The Company rebroadcasts 17 channels of cable programs to approximately 940 residential and commercial subscribers in a 25 mile radius of its tower in LaCrosse. In Costa Rica, the Company rebroadcasts various channels of cable programs and off-air channels to approximately 5,500 residential and commercial subscribers in a 100 mile radius of the 11,000 foot Mt. Irazu in the center of Costa Rica.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         BUSINESS (Continued)

             During the fourth quarter of 1998, the Company acquired The 5th Avenue Channel, Inc. (see Note 3). With this acquisition, the Company intends to move forward as a multi-media Internet company, combining electronic commerce with programming and other content on television and the Internet. Future Company revenues are projected to be primarily derived from the electronic sale of premium goods and services on the Internet, through retail outlets and on television.

         PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of 5th Avenue Channel Corp. and its wholly-owned subsidiaries (the Company), after elimination of intercompany accounts and transactions.

         USE OF ESTIMATES

             The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the period. Material estimates as to which it is reasonably possible that a change in the estimate could occur in the near term primarily consist of the allowance for impairment of certain licenses. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         CASH AND CASH EQUIVALENTS

             For financial presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

         CONCENTRATIONS OF CREDIT RISK

             Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

         CASH

             At various times during the year, the Company had deposits in financial institutions in excess of federally insured limits. At December 31,1998, the Company had deposits in excess of federally insured limits of approximately $175,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         ACCOUNTS RECEIVABLE

             The Company conducts business and extends credit based on an evaluation of the customers' financial condition generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

         PROPERTY AND EQUIPMENT

             Property and equipment are stated at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacement, maintenance and repairs which do not extend the lives of the respective assets are charged to expense currently. Gain or loss on disposition of assets are recognized currently. Depreciation expense is provided using the straight-line method for financial statement purposes and accelerated methods for federal income tax purposes over the estimated useful lives of the various assets, generally 5 to 10 years.

         LICENSES

             Costs incurred to acquire or develop wireless cable channel licenses are capitalized and amortized on a straight-line basis over their expected useful lives (life of the license and expected renewal period), generally 15 years. Amortization of the licenses begins upon the commencement of operations. The Company continually evaluates the carrying value of the licenses. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less than their carrying values.

         ORGANIZATIONAL COSTS

             Organizational costs are stated at cost less accumulated amortization. Amortization expense is provided using the straight-line method over a five year period.

         GOODWILL

             Goodwill primarily relates to the acquisition of the minority stockholder interest of 5th Avenue Channel, Inc. and is amortized on a straight-line basis over a five year period. Amortization will commence on January 1, 1999. The Company will periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

             The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, loans receivable, accounts payable, accrued liabilities, debentures payable, loans and notes payable and long-term debt. The carrying amounts of such financial instruments, as reflected in the consolidated balance sheet, approximate their estimated fair value as of December 31, 1998. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         WEBSITE AND PRODUCT DEVELOPMENT COSTS

             Website and product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's website, and are comprised primarily of compensation for product development staff and payments to outside contractors. Website and product development costs are expensed as incurred.

         STOCK-BASED COMPENSATION

             The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

         NET LOSS PER COMMON SHARE

             The Company computes earnings (loss) per share in accordance with SFAS No. 128, "EARNINGS PER SHARE", which was adopted in 1997. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

             Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

             The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options, performance shares related to the acquisition of 5th Avenue Channel, Inc., and warrants and convertible preferred stock and debentures are excluded from the Company's diluted computation as their effect would be anti-dilutive.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INCOME TAXES

             The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES", which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         FOREIGN CURRENCY TRANSLATION

             Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year end exchange rates. The effects of translation were not material at December 31, 1998. Subsidiaries with a United States dollar functional currency remeasure monetary assets and liabilities at year end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of remeasurement are included in income.

             Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments are included in income and amounted to $700 and $7,049 in 1998 and 1997, respectively.

         SEGMENT INFORMATION

             The Company follows the provisions of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

         ADVERTISING COSTS

             Advertising costs are expensed as incurred. Advertising costs incurred for 1998 and 1997 were not material.

         CERTAIN RISKS AND UNCERTAINTIES

             Operations in the United States are regulated by the U.S. Federal Communications Commission and may be subject to non-renewal, revocation or cancellation for violations of the Communications Act of 1934 that may occur.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CERTAIN RISKS AND UNCERTAINTIES (Continued)

             In connection with the Company's Costa Rican operations (see Note
             5), its operations are regulated mainly by the Radio and Television Law - Ley de Radio y Television, No. 1758 of June 19, 1954, as amended, and the Regulation of Wireless Stations Regulamenta de Estaciones Inalimbrieds, No. 63 of December 11, 1956 and the Broadcasting Rule of Atlantic City and the International Agreements Regarding Broadcasting executed in Washington, D.C. in 1949.

             The pay television industry is highly competitive. Wireless cable television systems face or may face competition from several sources, including traditional and established hard-wire cable companies.

         RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" and No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15,1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS

         During 1997, 1998, and continuing in early 1999, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. In addition, the Company has negotiated several settlement agreements with its creditors to settle its outstanding obligations through the issuance of stock. As reflected in the consolidated financial statements, the Company has incurred net losses of approximately $3,298,000 in 1998 and $3,062,000 in 1997, and as of December 31, 1998, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,000,000.

         Management's plans with regard to these matters encompass the following actions:

         LIQUIDITY

             1. FINANCING BY MAJOR STOCKHOLDER

                The major stockholder has provided the Company a commitment that, in the event and to the extent that the Company is unable to obtain at least $2,000,000 in debt or equity financing from third party sources (see below) during the twelve month period ending April 30, 2000 and the Company experiences a cash shortfall during this period, the major stockholder is to advance funds to the Company, on a debt or equity basis or a combination thereof, as agreed to by the Board of Directors, in an amount equal to the difference between $2,000,000 and such third party funding.

             2. FINANCING FROM THIRD PARTY SOURCES

                Management is currently involved in various discussions with other third party sources, seeking to raise debt or equity financing. Management anticipates that these discussions should ultimately result in financing to meet the Company's needs, together with the financing commitment provided by the major stockholder (see above).

             3. CONVERSION OF OUTSTANDING WARRANTS

                As more fully described in Note 15, the Company presently has outstanding warrants to purchase an aggregate of 2,475,000 shares of common stock as follows:

                 Publicly traded common stock purchase warrants       1,610,000
                 Private placement warrants                             625,000
                 Underwriter stock warrants                             240,000
                                                                      ----------
                                                                      2,475,000
                                                                      =========

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

         LIQUIDITY (Continued)

             3. CONVERSION OF OUTSTANDING WARRANTS (Continued)

                These warrants provide for an exercise price of $5.75 per share and expire from August 1999 to May 2000. However, the warrants are redeemable and may be called by the Company prior to the expiration dates if the common stock trades above $6.90 for a period of 20 consecutive trading days and the underlying shares are registered. The Company expects to complete the filing of a registration statement regarding such underlying shares no later than the third quarter of 1999. If the Company were then to call the warrants at their stipulated redemption price and, as a result, all of the warrants were exercised, the gross proceeds to the Company would amount to approximately $14,000,000.

         PROFITABILITY

             1. BUSINESS PLAN

                The Company has formulated, and is in the process of implementing, a business plan intended to define the Company's strategy for the return of the Company to profitability, which plan includes the following:

           /bullet/ Expansion of the retail, television and other sales of products and services of IBC, and the maximization of the contractual relationships developed and to be developed by IBC (see Note 23);

           /bullet/ Increase in Internet commerce, with e-commerce sales to both consumers as well as other Internet sites which market to consumers;

           /bullet/ Development of a secure gift and buying certificate program for the Company's Internet customers, including business-to-business customers;

           /bullet/ Launch of the 5th Avenue Television Channel, including co-branded programming with Zacks Investment Research and Nightingale-Conant, among other participants.

             2. IMPROVEMENT IN OPERATIONAL COSTS

                Management is continuing in its efforts to improve controls over operating costs, enhance controls of overhead expenses and improve profit margins.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  ACQUISITION OF THE 5TH AVENUE CHANNEL, INC.

         SHARE EXCHANGE AGREEMENT

             In the Share Exchange Agreement dated February 28, 1999 effective December 10, 1998, the Company completed the acquisition of The 5th Avenue Channel, Inc. (5th Avenue Channel). Under the agreement, the Company exchanged 335,000 shares of the Company's stock in exchange for 100% of the outstanding common stock of 5th Avenue Channel and agreed to issue up to 665,000 additional "performance shares" of the Company's common stock. 332,500 shares will be earned when 5th Avenue Channel achieves or exceeds $10,000,000 in revenue in any calendar quarter and another 332,500 shares can be earned if 5th Avenue Channel achieves or exceeds $25,000,000 of gross sales or $1,000,000 of net income in any one calendar quarter. In a March 17, 1999 amendment to the agreement, if 5th Avenue Channel achieves $25,000,000 of sales or $1,000,000 in net income in any calendar quarter, all 665,000 of the performance shares will be earned.

             The controlling stockholder of the Company owned 65% of 5th Avenue Channel common stock and, accordingly, that portion of the acquisition has been accounted in a manner similar to the pooling of interests method, at the majority stockholder's historical cost, which was insignificant. The portion of the acquisition acquired from minority stockholders was recorded at estimated fair value of the common stock issued. When and if the performance shares are earned, they will be recorded at estimated fair value.

             5th Avenue Channel's primary asset is its Internet concept, which is primarily an intangible asset. The Company allocated the purchase price to this asset, which will be amortized over a five year period commencing January 1, 1999.

             5th Avenue Channel commenced limited operations in December 1998. $696,762 of website and product development costs were included in the Company's consolidated statements for 5th Avenue Channel in 1998 and $57,453 included in other operating expenses in 1997. There were no significant revenues generated in 1998 or 1997 by 5th Avenue Channel. Accordingly, substantially all of 5th Avenue Channel's operating results have been included in the Company's consolidated financial statements for 1998 and 1997.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  ACQUISITION OF 5TH AVENUE CHANNEL, INC. (Continued)

         CONSULTING AGREEMENT

             As an integral part of the acquisition of 5th Avenue Channel, the Company entered into a consulting agreement with Ivana Trump for "on air" marketing and other promotional services. Ms. Trump is Chairman of one of the Company's subsidiaries and was a minority stockholder of 5th Avenue Channel prior to its acquisition. Ms. Trump will receive $10,000 per month and additional remuneration based upon appearances. In addition, she received options to purchase up to 700,000 shares at various exercise prices ranging from $5 to $15 per share. The options expire in December 2001. The agreement has an initial term expiring on December 31, 2001 and is renewable for successive additional one-year terms unless either party provides specified written notice of non-renewal.


NOTE 4.  PROPERTY AND EQUIPMENT

                                                       ESTIMATED USEFUL
                                                        LIVES (YEARS)

        Leasehold improvements                               7-10           $     24,439
        Furniture, fixtures and office equipment              7                  118,399
        TV signal equipment                                  5-10              1,772,794
        Vehicles                                              5                  133,372
                                                                              ----------
                                                                               2,049,004
        Less accumulated depreciation                                            725,600
                                                                              ----------
                                                                              $1,323,404
                                                                              ==========

         Depreciation expense was $286,488 and $219,094 for 1998 and 1997, respectively. In 1998, the Company wrote off approximately $82,000 of converter boxes which were no longer operational.


NOTE 5.  LICENSES

         LOCATION OF LICENSE

         United States:
            LaCrosse, Wisconsin                                                                       $   371,493
            Stevens Point and Wausau, Wisconsin, net of $350,000 allowance for impairment                 839,361
                                                                                                       ----------
                                                                                                        1,210,854
         Costa Rica:
            San Jose, Costa Rica                                                                        4,174,000
                                                                                                       ----------
                                                                                                        5,384,854
         Less accumulated amortization                                                                    733,793
                                                                                                       ----------
                                                                                                       $4,651,061
                                                                                                       ==========

         Amortization expense was $319,697 and $312,219 for 1998 and 1997, respectively.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  LICENSES (Continued)

         UNITED STATES LICENSES

             During 1993, the Company entered into agreements for the lease and purchase of certain channel licenses and for the lease and purchase of transmitting equipment and tower site usage in LaCrosse, Wisconsin. Pursuant to the agreements, the Company incurred $371,493 of costs related to the channel licenses.

             On March 28, 1996, the Federal Communications Commission (FCC) completed its auction of authorizations to provide single channel and Multi-Channel Multi-Point Distribution Service (MDS) in 493 Basic Trading Areas. The Company won bids in three markets:
             Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marchfield-Wisconsin Rapids, WI. The Company's total bid for these three markets was $3,046,212. The Company made the full 10% down payment of $304,622 for all three markets but only made the second 10% down payment of $118,946 on the two Wisconsin markets.

             On July 24, 1998, the Company received written notification from the FCC that the two Wisconsin licenses had been conditionally granted, subject to the making of required installment payments, effective as of July 25, 1997. In connection therewith, the Company elected to participate in the installment payment plan, and two installment payment plan notes were entered into in the total amount of $951,479. The terms of these notes provide for the payment of interest only at 9.125%, aggregating $115,260, through October 31, 1998, and thereafter $21,702 on a quarterly basis until July 31, 1999; commencing on October 31, 1999, quarterly payments of principal and interest, aggregating $42,211, are required through the maturity date of July 25, 2007. The Company has granted the FCC a first lien on and security interest in all of the rights and interest in the two Wisconsin licenses and all proceeds of any sale or other disposition thereof.

             The Company has accrued, but has not paid, the required interest payment of $115,260 which was due on October 31, 1998 or the payment of $21,702 which was due on January 31, 1999. The Company intends to contest the retroactive interest for the period from July 25, 1997 until receipt of notification of the grant; however, the Company intends to offer to make the installment payment of $115,260 by April 29, 1999, the date the Company has been advised is the final date to make the two Wisconsin license payments without being considered in default, provided such payments will be applied to these Wisconsin licenses and not held to make good the Hickory default (see below).

             Future required principal payments are as follows:

              Year ending December 31:
                 1999                                        $  20,331
                 2000                                           86,586
                 2001                                           94,999
                 2002                                          103,969
                 2003                                          113,786
                 Thereafter                                    531,808
                                                               -------
                                                              $951,479
                                                              ========

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  LICENSES (Continued)

         UNITED STATES LICENSES (Continued)

             In 1998, the Company recorded a $350,000 impairment allowance relating to the Stevens Point and Wausau, Wisconsin licenses. The Company believes the value of these licenses declined by the estimated allowance recorded. At December 31, 1998, these licenses have not been placed in service.

             On September 1, 1996, the unpaid license fee payable of $1,671,175 for the Hickory, NC license was defaulted. According to Section
             21.959 in the FCC MDA Audit Information Package, a maximum default payment of 3% of the defaulting bidder's bid amount was due to the FCC. This amount, $65,544, was charged to operations in 1996. The remaining $120,142 of the deposit submitted to the FCC for Hickory, NC was charged to operations in the fourth quarter of 1997.

             The Company will be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent reauction of this license. The FCC has not yet announced plans to reauction the Hickory, NC license and no liability is recorded for the potential shortfall of a reauction.

         COSTA RICA LICENSES

             In February 1996, the Company acquired three companies holding a total of 18 frequency licenses for broadcast of pay television (i.e., "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers. These companies were acquired from the person who, as the result of the loan restructure described in Note 7, subsequently came to be the present major stockholder of the Company.

             In the first acquisition, the Company acquired 100% of Televisora Canal Diecineuve, S.A. ("Canal 19"), for $1 million cash and $2 million due one year later with interest at 3.6% per annum. The $2 million note payable was secured by the stock of Canal 19 and of Grupo Masteri, discussed below.

             In the second acquisition, the Company acquired all of the common stock of Grupo Masteri, S.A. ("Grupo") for 121,212 restricted shares of the Company's common stock valued at $8.25 per share.

             The third acquisition was of TelePlus, S.A. ("TelePlus"). As consideration for the purchase of TelePlus, the Company agreed to pay the Seller $50 times the increase in subscribers for the one year period after TelePlus had six pay television channels broadcasting to the public. In October 1996, TelePlus began broadcasting six pay television channels to 760 subscribers. Over the next year, TelePlus added 3,480 subscribers. As a result, $174,000 was added to licenses and notes payable to stockholders.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  LICENSES (Continued)

         COSTA RICA LICENSES (Continued)

             The entire $4,174,000 purchase price of the three Costa Rican companies was allocated to the 18 licenses since the value of the other assets acquired was considered minimal.


NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable                                                                                 $166,866
        Accrued interest, including approximately $80,000 to related parties                              236,177
        Sales taxes payable                                                                                53,888
        Other accrued liabilities                                                                         318,486
                                                                                                          -------
                                                                                                         $775,417
                                                                                                         ========


NOTE 7.  LOAN RESTRUCTURE

         In February 1997, the Company entered into an agreement to restructure the $2 million note incurred as part of the acquisition of Canal 19 (Note 5). The restructure agreement required the Company to pay $625,000 of the principal balance of the note on or before March 7, 1997. The remaining $1,375,000 principal balance, plus accrued interest thereon, was due on or before February 23, 1998. However, with an additional payment of $100,000, the Company could extend the maturity date for an additional six months.

         The Company paid $50,000 of the $100,000 on February 24, 1997. The Company failed to pay the $625,000 by March 7, 1997 and the $50,000 was retained by the seller as a penalty. In April 1997, the Seller declared the note to be in default.

         On May 19, 1997, the Company entered into an agreement with the Seller restructuring the $2 million note issued in the acquisition of Canal 19 into a convertible debenture maturing in 12 months and bearing interest at 12% per annum. The principal amount of the debenture was increased by $100,000 for expenses owed or reimbursable to Seller at the issue date of the debenture.

         As consideration for this debt restructuring, the Company agreed to issue to the Seller (i) 180,000 shares of the Company's common stock with piggy back registration rights; (ii) a warrant to purchase 500,000 shares at $1.00 per share; and (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the agreement, the Seller became the President and Chairman of the Board and received the right to nominate two members to the Company's Board of Directors until such time as the President exercised the conversion rights under the debenture. A value of $78,750 was assigned to the aforementioned stock and $10,000 to the warrants issued.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.  LOAN RESTRUCTURE (Continued)

         The debenture is convertible by the Seller into the Company's common stock at any time after the issue date prior to payment of the debenture on at least 30 days advance notice. The conversion price was equal to the lesser of (1) $.50 per share of common stock or (2) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. At either the President's or the Company's option, $1 million of this amount could have been extended for an additional period of 12 months with interest at 15% per annum.

         No interest was paid on the debenture and the $153,033 of interest accrued from May 19, 1997 to December 31,1997 was added to the debenture balance.

         In November 1997, the President notified the Company of his intention to convert the debenture into common stock. As inducement for the early conversion and for the President/Chairman of the Board foregoing all interest on the debenture after December 31, 1997, an additional $109,967 was added to the debenture principal balance in 1997.

         The resulting $2,366,000 debenture balance was to be converted into 4,732,000 restricted shares of common stock as soon as the Company's articles of incorporation were amended to increase the number of authorized shares. On March 8, 1999, the Company's Articles of Incorporation were amended to increase the number of shares authorized from 10,000,000 to 50,000,000. In January 1999, 2,366,000 shares were issued pursuant to conversion of one-half of the debenture and in March 1999, the remaining 2,366,000 shares were issued in the conversion of the remaining one-half of the debenture. See Note 21 regarding pro forma presentation of the issuance of the shares of common stock.

         The $238,750 total cost of extending and restructuring the debt and the $109,967 early conversion inducement were recorded as interest expense in 1997.


NOTE 8.  LOANS RECEIVABLE, RELATED PARTIES

         At December 31, 1998, the Company had a loan receivable of approximately $28,000 due from a director. The loan was settled in early 1999 in exchange of services performed by the director in 1999. Imputed interest on the loan for 1998 was not material.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  LOANS AND NOTES PAYABLE, RELATED PARTIES

        Loans payable to the President/Chairman of the Board, interest at 18%, no
        specified maturity date.                                                                         $ 79,079

        Loan payable to former CEO and director, interest at 10%, no specified maturity date.              18,450

        Loan payable to current director, interest at 10%, no specified maturity date.                     25,000

        Note payable to the  President/Chairman  of the Board,  bearing  interest at 8%,
        due November 16, 1999.                                                                            550,000

        Note payable to the  President/Chairman  of the Board,  bearing interest at 10%,
        due July 3, 1999.                                                                                 300,000
                                                                                                         --------
                                                                                                         $972,529
                                                                                                         ========

         Interest expense on the related party loans and notes payable amounted to approximately $63,000 during 1998 and accrued interest amounted to approximately $80,000 (approximately $70,000 due to the President) at December 31, 1998.


NOTE 10. OTHER LONG-TERM DEBT

         Other long-term debt consists of two loans, principal and interest at 9.70% and 9.25%, payable monthly through August 2000, collateralized by vehicles. Future required principal payments under these loans are $6,509 for 1999 and $1,960 for 2000.


NOTE 11. COMMITMENTS

         LEASE COMMITMENTS

             The Company leases its offices, certain operating facilities and equipment under several operating leases with terms expiring through 2003.

             Future minimum lease payments under these operating leases are approximately as follows:

              1999                                                   $93,000
              2000                                                    86,000
              2001                                                    92,000
              2002                                                    98,000
              2003                                                    34,000
                                                                    --------
                 Total                                              $403,000
                                                                    ========

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMITMENTS (Continued)

         LEASE COMMITMENTS (Continued)

             The Company also rents office space in Costa Rica from the President/Chairman of the Board. There is no formal agreement regarding the rental of the Cost Rica property and, accordingly, these arrangements are on a month-to-month basis.

             Rent expense was approximately $118,000 and $84,000 for 1998 and 1997, respectively. The rent paid by the Company to the President/Chairman of the Board for the Costa Rica property lease was approximately $20,000 for 1998.

             The Company has also entered into lease agreements for ITFS excess capacity for four channels with each of the Shekinah Network and the Morningstar Educational Network for use in the LaCrosse System. In October 1997, the FCC granted Shekinah Network and Morningstar such licenses. The terms of such leases expire 10 years from the license grant date and provide for the negotiation of new lease agreements upon the expiration of the initial 10-year terms. The Company is required to pay a monthly subscriber royalty fee based on the number of subscribers.

         JOINT MARKETING AGREEMENT

             The Company entered into a joint marketing agreement with a company to fulfill certain sales to customers for select merchandise. The Company will advance certain costs to the fulfillment company and share portions of the earned gross margin on each item on a scheduled basis. The higher the gross margin, the greater percentage of gross margin earned by the Company.


NOTE 12. PREFERRED STOCK

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

         On March 14, 1997, Aurora Capital purchased 100 shares of the Company's Series B Convertible Preferred Stock for $100,000. The 300 aggregate shares of Series A and Series B Convertible Preferred Stock were converted into 1,183,431 shares of common stock on September 16, 1997. During 1997, the Company recorded a preferred stock dividend of $161,800 which represented the discounted portion of the conversion rate into common stock determined at the time of issuance.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. CONVERTIBLE SUBORDINATED DEBENTURES

         In April 1998, the Company completed a private offering of 12% Convertible Subordinated Debentures (the "May Debentures") due on October 31, 1999. Interest is payable monthly. The May Debentures are convertible into shares of common stock at $2 per share. Debenture holders have the option to convert up to 50% of the principal amount of the Debentures in the event that the Company has not exercised its redemption rights at any time prior to February 28, 1999. If the Company does not offer to redeem the debentures by that date, Debenture holders have the right to convert the remaining 50% of the principal amount after July 31, 1999.

         The Company received net proceeds of $555,330 ($595,000 less issuance costs of $39,670). At the time of issuance of the debentures, the market price of the Company's common stock was higher than the conversion rate, resulting in a beneficial conversion feature which was limited to the amount of the proceeds received ($595,000). This amount was treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital. 50% of this amount is being amortized into interest expense from the issuance dates through February 28,1999 (the first conversion date) and the remaining 50% is being amortized to interest expense from the issuance dates through July 31, 1999 (the second conversion date). A total of $390,652 was amortized as interest expense during 1998. The unamortized discount has been presented as a reduction of the convertible subordinated debenture balance.

         In November 1998, the Company completed a private offering of a 12% Convertible Subordinated Debenture (the "November Debenture") due on April 30, 2000. Interest is payable quarterly from January 30, 1999, to April 30, 2000. The November Debenture is convertible into shares of common stock at $2.50 per share. The Debenture holder has the option to convert up to 50% of the principal amount of the Debenture in the event that the Company has not exercised its redemption rights at any time prior to July 30, 1999. If the Company does not offer to redeem the debentures by that date, the Debenture holder has the right to convert the remaining 50% of the principal amount after December 31, 1999.

         The Company received net proceeds of $500,000 in connection with the November Debenture. At the time of issuance of the debenture, the market price of the Company's common stock was higher than the conversion rate, resulting in a beneficial conversion feature of $325,000. This amount was treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital. 50% of this amount is being amortized into interest expense from the issuance date through July 30, 1999 (the first conversion date) and the remaining 50% is being amortized to interest expense from the issuance date through December 31, 1999 (the second conversion date). A total of $57,449 was amortized as interest expense during 1998. The unamortized discount has been presented as a reduction of the convertible subordinated debenture balance.

          MAY DEBENTURES
          --------------
          Unpaid principal balance                            $ 595,000
          Less unamortized discount                            (204,348)
                                                               --------
          Convertible debenture, net                            390,652
                                                               --------

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. CONVERTIBLE SUBORDINATED DEBENTURES (Continued)

          NOVEMBER DEBENTURE
          ------------------
          Unpaid principal balance                                     500,000
          Less unamortized discount                                   (267,551)
                                                                      --------
          Convertible debenture, net                                   232,449
                                                                      --------

             Total                                                   $ 623,101
                                                                      ========


NOTE 14. COMMON STOCK

         COMMON STOCK FOR SERVICES

             During 1998, the Company issued a total of 26,000 shares of common stock for services rendered in 1998 on behalf of 5th Avenue Channel and issued 7,500 shares in payment of legal services included in accounts payable at December 31, 1997. The issuance of the 33,500 shares was recorded at the closing price on the day preceding the issuance of the shares totaling $126,939.

         CONVERSION OF DEBT INTO COMMON STOCK

             During 1998, the holder of a note payable converted the note into common stock. The note, amounting to $50,000, plus accrued interest, was converted into 75,000 shares.


NOTE 15. STOCK WARRANTS, CONSULTING AGREEMENTS AND SHARES RESERVED

         PUBLICLY TRADED COMMON STOCK PURCHASE WARRANTS

             In connection with its initial public offering on May 10, 1995, the Company sold 1,610,000 redeemable common stock purchase warrants at a price of $.25 per warrant. Each warrant entitled the holder to purchase, at any time from the date of the offering through the fifth anniversary date (May 10, 2000), one share of common stock at a price of $5.75 per share. The warrants are redeemable at a price of $.25 per warrant under certain circumstances.

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

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. STOCK WARRANTS, CONSULTING AGREEMENTS AND SHARES RESERVED
             (Continued)

         UNDERWRITER STOCK WARRANTS

             In connection with the public offering , the Company sold Underwriter's stock warrants, at a price of $.001 per warrant. Warrants to purchase 100,000 shares of common stock and warrants to purchase an additional 140,000 warrants were sold. The underwriter's stock warrants are exercisable at a price of $7.50 per share, and the underwriter's warrants are exercisable at a price of $.375 per warrant through May 10, 2000. Each warrant underlying the underwriter's warrants is exercisable for one share of common stock at an exercise price of $5.75 per share.

         CONSULTING AGREEMENTS

             On December 23, 1996, the Company engaged four individuals (the "Consultants") to provide financial and public relations services to the Company. The Company issued a total of 200,000 shares of its common stock valued at $988,000 (fair value) to the Consultants as compensation for the services to be provided by the Consultants. No costs were expensed as of December 31, 1996 as no services had been performed under the agreements. The $988,000 was charged to operating expenses in 1997.

             In July 1997, the Company entered into a two year consulting agreement with an investment banking firm (the "Consultant'). Pursuant thereto, the Company granted the Consultant 500,000 one year warrants exercisable at $1.00 per share, 200,000 one year warrants exercisable at $2.50 per share and 100,000 three year warrants exercisable at $2.50 per share.

             A value of $128,000 was assigned to the warrants and was charged to operating expenses in the second half of 1997. In October 1997, assignees of the Consultant exercised 450,000 of the one year warrants at $1 per share and the Company received $450,000. In July 1998, the exercise date for the remaining 50,000 one year warrants was extended and, in September 1998, the assignee of these 50,000 warrants exercised the warrants at $1.00 per share, for proceeds of $50,000. See Note 7 for warrants issued to the President/Chairman of the Board in the restructuring of the $2,000,000 debt.

         SHARES RESERVED

             As of December 31, 1998, the Company has reserved a total of 10,777,500 shares of common stock for future issuances pursuant to stock warrant, stock option and convertible debt agreements, including the 4,732,000 shares issued in 1999 for conversion of the convertible debenture (see Note 7), and performance shares. This total includes 177,000 shares reserved under the stock option plan for options that have not been granted at December 31, 1998.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. STOCK OPTION PLAN

         In January 1995, the Company adopted a stock option plan (the "SOP"), pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive and/or non-qualified stock options. The SOP covers 200,000 shares of the Company's common stock, $.001 par value. The SOP is administered by the Board of Directors and will expire in 2005. Incentive stock options granted under the SOP are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the terms of an incentive stock option granted under the SOP to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant.

         The Company has also issued stock options to certain consultants and non-employee celebrities. The Company has issued 995,000 stock options to the above consultants. The options are at various exercise prices from $2 to $15 and expire over three to five year periods.

         The Company applies APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for options issued to employees and consultants. Compensation cost for stock options is measured as the market price of the Company's common stock at the date of grant, or agreement in principle to grant the option, if earlier, over the amount the recipient must pay to acquire the common stock. Compensation expense of $100,000 was recognized in 1998.

         Statement of Financial Accounting Standards No. 123 (SFAS 123), "ACCOUNTING FOR STOCK-BASED COMPENSATION", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options has been determined in accordance with the fair value based method prescribed in SFAS 123.

         The Company estimates the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1998 (no options were granted in 1997); no dividend yield; an expected life of three to five years; 130% expected volatility, and 5.07% risk free interest rate.

         The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

         Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                1998            1997
                                                                ----            ----
          Net loss:
             As reported                                   $(3,297,941)    $(3,223,764)
             Pro forma                                      (4,781,915)     (3,223,764)

          Loss per share - basic and diluted:
             As reported                                   $     (0.81)    $     (1.17)
             Pro forma                                           (1.18)          (1.17)

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. STOCK OPTION PLAN (Continued)

         A summary of the status of options under this plan and additional options, granted outside of the plan as of December 31, 1998 and 1997 and changes during the year ended on that date are presented below:

                                                                            1998                      1997
                                                                            ----                      ----
                                                                                WEIGHTED                  WEIGHTED
                                                                                 AVERAGE                   AVERAGE
                                                                                EXERCISE                  EXERCISE
                                                                     SHARES       PRICE       SHARES        PRICE
                                                                     ------       -----       ------        -----
          Balance at beginning of year                               23,000       $7.64       77,000        $7.37
          Options granted                                           995,000        7.14            -         -
          Options exercised                                               -           -            -         -
          Options expired                                                 -           -      (54,000)        7.04
                                                                  -------------  ------       -------        ----
          Balance at end of year                                  1,018,000       $7.15       23,000        $7.64
                                                                  =========        ====       ======         ====

          Options granted during the year at exercise
             prices which exceed market price of stock at
             date of grant:
                Weighted average exercise price                     935,000       $7.45            -         -
                Weighted average fair value                         935,000        4.17            -         -
          Options granted during the year at exercise
             prices which equal market price of stock at
             date of grant:
                Weighted average exercise price                      60,000        2.25            -         -
                Weighted average fair value                          60,000        3.78            -         -

         Note: No options were granted during 1997.

         The following table summarizes information about options under the plan and those issued outside of the plan which are outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                    NUMBER           WEIGHTED                           NUMBER
                                 OUTSTANDING         AVERAGE          WEIGHTED        EXERCISABLE       WEIGHTED
               RANGE OF               AT            REMAINING          AVERAGE            AT            AVERAGE
               EXERCISE          DECEMBER 31,      CONTRACTUAL        EXERCISE       DECEMBER 31,       EXERCISE
                PRICES               1998              LIFE             PRICE            1998            PRICE
                ------               ----              ----             -----            ----            -----

            $2.00 -    $2.25         295,000           4.3             $  2.05            295,000       $  2.05
             5.00 -     5.85         209,000           3.0                5.03            209,000          5.03
             8.00 -     8.25         205,000           2.9                8.01            205,000          8.01
             9.25 -     9.35           9,000           8.0                9.32              9,000          9.32
            12.00                    200,000           3.0               12.00            200,000         12.00
            15.00                    100,000           3.0               15.00            100,000         15.00
                                  ----------           ---               -----         ----------         -----
                                   1,018,000           4.0             $  7.15          1,018,000       $  7.15
                                   =========           ===              ======          =========        ======

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 17. INCOME TAXES

         No credit for income taxes has been reflected in the accompanying financial statements for 1998 and 1997 because of the significant uncertainty that exists regarding the realization of such income tax credits (see below).

         As of December 31, 1998, the Company had several temporary differences primarily related to accrued compensation and interest between financial reporting and income tax reporting. The components of the deferred tax asset as of December 31, 1998 were approximately as follows:

          Deferred income tax assets:
             Net operating loss carryforwards                      $3,044,000
             Cost associated with conversion of debt                  175,000
             Other                                                    195,000
                                                                   ----------
          Gross deferred tax asset                                  3,414,000
          Valuation allowance                                      (3,414,000)
                                                                   ----------
                                                                   $        -
                                                                   ==========

         As of December 31, 1998, the Company estimates that it has net operating loss carryforwards of approximately $7,800,000 which expire in various years through 2018; however, the utilization of the benefits of such carryforwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of $3,414,000, which related to the net operating losses, and other temporary differences, has been established.

         The Company is delinquent in the filing of various federal, state and local income and other tax returns. The ultimate determination of the Company's taxable income, including the amount and expiration dates of net operating loss carryforwards, is subject to, among other things, certain restrictions as a result of the late filing of the various tax returns. The Company may also be subject to possible review and examination of such tax returns by the appropriate taxing authorities. Additional income taxes, including penalties for non-compliance and interest, if any, that may be assessed will be charged to operations when determined.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Under such circumstances, the potential benefits from utilization of the tax loss carryforwards as of that date may be substantially limited or reduced on an annual basis. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 18. LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 1998 and 1997:

                                                                                           1998            1997
                                                                                           ----            ----
          Numerator for basic and diluted earnings (loss) per share -
             net loss                                                                   $(3,297,941)  $(3,061,964)

          Preferred stock dividends                                                               -       161,800
                                                                                         ----------    ----------

          Net loss available to common stockholders                                     $(3,297,941)  $(3,223,764)
                                                                                          =========     =========

          Denominator for basic and diluted earnings (loss) per share -
             weighted average shares                                                     4,080,242      2,758,112
                                                                                         =========      =========

          Basic and diluted loss per share                                                  $(0.81)        $(1.17)
                                                                                              ====           ====

         All convertible instruments, which are convertible into shares of common stock, were excluded in the computation of diluted loss per share because their effect would be anti-dilutive.


NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

         Certain supplemental disclosure of cash flow information and non-cash investing and financing activities for the years ended December 31, 1998 and 1997 is as follows:

                                                                                              1998          1997
                                                                                              ----          ----
          Cash paid during the year for:
             Interest                                                                      $  73,774    $  69,344
          Non-cash investing and financing activities:
             Cancellation of subscription receivable                                               -      300,000
             Additional debt incurred for Costa Rica licenses                                      -      174,000
             Preferred stock dividends                                                             -      161,800
             Common stock issued for acquisition                                             615,000            -
             Common stock issued in settlement of debt                                        99,636            -

NOTE 20. SEGMENT INFORMATION

         OPERATING SEGMENTS, GEOGRAPHIC AND CUSTOMER INFORMATION

             During 1998 and 1997, the Company operated in a single industry segment. The operations of the Company's subsidiaries consist of wireless cable television systems.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 20. SEGMENT INFORMATION (Continued)

         OPERATING SEGMENTS, GEOGRAPHIC AND CUSTOMER INFORMATION (Continued)

             The Company uses operating income before depreciation, amortization of licenses and interest to manage its geographic business units. Cost of developing new businesses is included in corporate until the new business units generate sufficient revenue to be stand alone operations. Only licenses in use in Wisconsin are included in Wisconsin assets. The costs of undeveloped licenses at Stevens Point and Wausau, Wisconsin are included in corporate assets.

             Information regarding the Company's geographic business units follows:

                                                                  CORPORATE    COSTA RICA     WISCONSIN      TOTAL
                                                                  ---------    ----------     ---------      -----
                                                                                    (IN THOUSANDS)
                                                                                    --------------
              December 31, 1998 and the year then ended:
                    Revenue                                      $        -       $1,093        $ 360      $ 1,453
                    Operating income (loss) before
                       depreciation and amortization                (2,120)          149           12       (1,959)
                    Depreciation                                       (14)         (162)        (110)        (288)
                    Amortization of licenses                             -          (292)         (27)        (319)
                                                                 ---------        ------        -----      -------
                    Operating loss                                 $(2,134)      $  (305)       $(125)     $(2,564)
                                                                    ======        ======         ====       ======
                    Identifiable assets                            $ 2,015        $4,220        $ 872      $ 7,107
                                                                    ======         =====         ====       ======
                    Capital expenditures                         $      22       $   203      $     4     $    229
                                                                  ========        ======       ======      =======

              December 31, 1997 and the year then ended:
                    Revenue                                      $        -      $   700      $   385      $ 1,085
                    Operating income (loss) before
                       depreciation and amortization                (2,074)           52           30       (1,992)
                    Depreciation                                        (8)         (129)         (82)        (219)
                    Amortization of licenses                             -          (285)         (27)        (312)
                                                                 ---------        ------        -----      -------
                    Operating loss                                 $(2,082)      $  (362)     $   (79)     $(2,523)
                                                                    ======        ======       ======       ======
                    Identifiable assets                            $ 1,338        $4,620       $1,019      $ 6,977
                                                                    ======         =====        =====       ======
                    Capital expenditures                         $      22       $   292     $      2     $    316
                                                                  ========        ======      =======      =======

             In 1998 and 1997, no single customer represented 10% or more of the Company's revenue.


NOTE 21. PRO FORMA INFORMATION (UNAUDITED)

         As discussed in Note 7, the $2,366,000 debenture payable to the President/Chairman of the Board is convertible into a total of 4,732,000 shares of common stock. In January 1999, 2,366,000 shares were issued and in March 1999, the remaining 2,366,000 shares were issued both in connection with the conversion of the debenture. The accompanying pro forma balance sheet as of December 31, 1998 gives pro forma effect to the conversion of these convertible debentures assuming that they had been converted on December 31, 1998.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 21. PRO FORMA INFORMATION (UNAUDITED) (Continued)

         The following is a supplemental pro forma presentation of net loss per share assuming that these convertible debentures had been converted into 4,732,000 shares of common stock as of the beginning of 1998:

          Numerator for basic and diluted loss per share - net loss                                   $(3,297,941)
                                                                                                       ==========

          Denominator for basic and diluted loss per share - pro forma
             weighted average shares                                                                    8,812,242
                                                                                                       ==========

          Supplemental pro forma basic and diluted loss per share                                           $(.37)
                                                                                                             ====


NOTE 22. YEAR END ADJUSTMENTS

         During the fourth quarter of 1998, the Company recorded certain adjustments that are considered material to the operating results of the fourth quarter of 1998. The following is an analysis of these adjustments:

                                                                                                        (INCREASE)
                                                                                                         DECREASE
                                                                                                       IN NET LOSS
                                                                                                       -----------

          Recognition of provision for asset impairment                                                 $(350,000)
          Adjustment of amortization of discount on convertible subordinated debentures                  (127,000)
          Recognition of compensation expense on certain stock options issued                            (100,000)
                                                                                                         --------
                                                                                                        $(577,000)
                                                                                                         ========
          Per share                                                                                         $(.14)
                                                                                                             ====

NOTE 23. PENDING ACQUISITION

         In February 1999, the Company reached an agreement in principle to acquire substantially all of the assets and business operations of International Broadcast Consultants of America, Inc. (IBC). The terms of the acquisition, which are subject to final negotiation of the definitive agreement, contemplate the payment of $450,000 cash and the issuance of 300,000 shares of the Company's common stock. The acquisition is intended to be effective January 4, 1999, and will be accounted for under the purchase method of accounting.

         The transaction is also anticipated to provide for, among other things, the execution of employment contracts for the two principals of IBC, one of whom is a director of the Company.

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------

 3.1             Amended and Restated Articles of Incorporation.

21.1             Subsidiaries of the Registrant.

27.1             Financial Data Schedule (for Commission use only).