Form 10QSB
period 1999-03-31
5TH AVENUE CHANNEL CORP
filed 1999-05-17
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter period ended March 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from  ____________ to _____________.

                           Commission File No. 0-25896

                            5TH AVENUE CHANNEL CORP.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                         59-3175814
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

              3957 N.E. 163RD STREET
         NORTH MIAMI BEACH, FLORIDA 33160                          33160
   (Address of principal executive offices)                     (Zip Code)

                                 (305) 947-3010
                           (Issuer's telephone number)

         Securities registered under Section 12(G) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days. YES [ ]     NO [X]

As of May 14, 1999, there were 9,535,143 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES [ ]     NO [X]

                                TABLE OF CONTENTS
                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS................................................3

         Consolidated Balance Sheets
         as of March 31, 1999 and December 31, 1998 - (unaudited)............3

         Consolidated Statements of Operations
         for the three months ended March 31, 1999 and 1998 - (unaudited)....4

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1999 and 1998 - (unaudited)....5

         Notes to Unaudited Financial Statements.............................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........14

PART II - OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES......................................22

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........23

         ITEM 5.  OTHER INFORMATION..........................................24

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................24

SIGNATURES...................................................................26

                            5TH AVENUE CHANNEL CORP.
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                  MAR.31, 1999   DEC.31, 1998
                                          ------------   ------------
                                          (UNAUDITED)
Current Assets:
    Cash and cash equivalents             $    77,966   $   256,209
    Accounts receivable, net                  566,286        41,559
    Inventory                                 613,042             -
    Loans receivable, related parties          46,097        28,191
    Prepaid expenses & other
      current assets                           16,342       104,629
                                          -----------   -----------
         Total Current Assets               1,319,733       430,538
Property & Equipment, Net (Note 3)          1,452,812     1,323,404

Licenses, Net (Note 4)                      4,571,270     4,651,061

Acquired Intangibles, Net (Note 5)          2,654,241       615,000
Other Assets, Net                             128,704        87,119
                                          -----------   -----------

TOTAL ASSETS                              $10,126,760   $ 7,107,172
                                          ===========   ===========

      LIABILITIES & STOCKHOLDERS'EQUITY

Current Liabilities:
Accounts payable                          $   526,221   $   164,321
Accrued liabilities                           620,718       611,096
Accrued salary, President                     315,000       270,000
Current portion of long-term debt             585,587       417,492
Loans & notes payable, related parties      1,904,394       972,529
                                          -----------   -----------

Total current liabilities                   3,951,920     2,435,438

Convertible debenture to
  President (Note 7)                                -     2,366,000
Convertible debentures, net (Note 9)          303,382       232,449
License fees payable                          909,502       931,148
Long-term debt                                    966         1,960
                                          -----------   -----------
         Total liabilities                  5,165,770     5,966,995

STOCKHOLDERS' EQUITY (Notes 7 and 8)
Common stock                                    9,536         4,504
Additional paid-in capital                 14,766,193     9,942,225
Accumulated deficit                        (9,814,739)   (8,806,552)
                                          -----------   -----------

Total Stockholders' Equity                  4,960,990     1,140,177
                                          -----------   -----------

Total Liabilities & Stockholders
  Equity                                  $10,126,760   $ 7,107,172
                                          ===========   ===========

See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   Three Months Ended March 31, 1999 and 1998

                                               1999        1998
                                           -----------  ---------
                                                 (UNAUDITED)
Revenue                                    $ 1,162,640  $ 341,715

Direct Costs                                   557,662     48,281
                                             ---------    -------

Gross Margin                                   605,811    293,434

Operating Expenses:
   Selling, general & administrative           830,262    413,095
   Website & product design expenses           236,387     66,326
   Depreciation & amortization                 239,861    147,893
                                              --------   --------

Operating Loss                                (700,699)  (333,880)
                                              ---------  ---------

Other Income (Expense)
  Accretion of debenture discount             (218,849)         -
  Interest expense                            ( 88,638)   (16,184)
                                              ---------   --------

Total Other Expense                           (307,487)   (16,184)
                                             ----------   --------

Net Loss                                   ($1,008,186) ($350,064)
                                           ============ ==========
Net Loss Per Share-basic and diluted            ($0.11)    ($0.09)
                                                =======    =======

Weighted Average Number of
 Shares Outstanding                          9,535,143  4,009,643
                                             =========  =========

       See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 1999 and 1998

                                                     1999       1998
                                                 ----------   --------
                                                  (UNAUDITED)
Cash Flows From Operating Activities:
   Net Loss                                     ($1,008,186) ($350,064)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization & depreciation                   239,862    147,893
          Accretion of debenture discount           218,849          -
      Changes in operating assets and
        Liabilities, net of acquisitions:
         Increase in accounts receivable           (524,727)   (40,952)
             Decrease in inventory                  160,214          -
         Increase in prepaid expenses               (15,162)   (18,905)
         Increase in accounts payable               258,280     92,662
         Increase in accrued liabilities             54,622     72,650
                                                 ----------   --------
      Net Cash Used in Operating Activities        (616,248)   (96,716)

Cash Flows From (Used In) Investing Activities:
   Acquisition of equipment                        (202,664)   (26,206)
   Net cash received in acquisition of IBC           40,381          -
   Decrease (increase) in other assets               88,287     (3,599)
                                                 ----------   --------
       Net Cash Used in Investing Activities        (73,996)   (29,805)

Cash Flows From Financing Activities:
   Proceeds from related party loans, net           514,463     21,576
   Repayment of Long-Term Debt                       (2,462)    (1,892)
                                                 ----------   --------

   Net Cash Provided By (Used In)
           Financing Activities                     512,001     19,684
                                                 ----------   --------

   Net increase (decrease) in cash                 (178,240)   106,837)

   Cash at beginning of period                      256,209    113,207
                                                 ----------   --------

   Cash at end of period                         $   77,966   $  6,370
                                                 ==========   ========

       See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Three Months Ended March 31, 1999
                                   (Unaudited)

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

Note 2 Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the three months ended March 31:

                                                      1999      1998
                                                    -------   --------
    Interest paid during the period                 $ 5,250   $ 16,345

    Non-cash investing and financing activities:

    Conversion of debentures                  $ 2,366,000       -
    Stock issued for acquisition of IBC       $ 2,463,000       -
    Loan payable for acquisition of IBC       $   450,000       -

Note 3 Property & Equipment

  Leasehold improvements                             $    53,996
  Furniture & office equipment                           199,534
  Website software and hardware                          119,138
  Vehicles                                               133,371
  TV signal rebroadcast & receiving equipment          1,790,058
                                                       ---------

            Total cost                                 2,296,097

            Less accumulated depreciation                843,285
                                                       ---------
            Net property & equipment                 $ 1,452,812
                                                     ===========

Note 4 Licenses

          LaCrosse, Wisconsin                           $   371,493
          San Jose, Costa Rica                            4,174,000
          Stevens Point Wisconsin, net                      355,625
          Wausau Wisconsin, net                             483,736
                                                          ---------
                           Total cost                     5,384,854

          Less accumulated amortization                     813,584

                  Net licenses                          $ 4,571,270
                                                        ===========

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

The remaining license fees payable to the FCC of $951,479 for the two Wisconsin licenses are due quarterly over a ten year period commencing in October 1999. The interest rate is the effective rate of ten-year US Treasury obligations plus 2-1/2%. At March 31, 1999 the Company has accrued but has not paid a total of $175,904 of interest charged by the FCC on the $951,479 licenses payable.

A provision for asset impairment of $350,000 was recorded in the 4th quarter of 1998 related to of the undeveloped Wisconsin licenses obtained as a result of the FCC auction in 1996.

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

COSTA RICA LICENSES

In February 1996 the Company agreed to acquire three companies holding a total of 18 frequency licenses for broadcast of pay television (i.e. "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers. The $4,174,000 total cost of the licenses included a $2,000,000 note payable in one year with a 3.6% interest rate (see note 5).

The entire $4,174,000 purchase price of the three Costa Rican companies was allocated to the 18 licenses since the value of the other assets acquired was minimal. The cost of the licenses is amortized on a straight-line basis over 15 years.

Note 5 Acquisitions and Acquired Intangibles

Acquisition of The 5th Avenue Channel, Inc.

Effective December 10, 1998 the Company acquired 100% of the capital stock of The Fifth Avenue Channel, Inc. ("5th Avenue")for 335,000 shares of the Company's common stock and agreed to issue up to 665,000 additional "performance shares" when The 5th Avenue Channel achieves $25,000,000 of sales or $1,000,000 of net income in any calendar quarter.

The Company's controlling shareholder owned 65% of the 5th Avenue stock and accordingly that portion of the acquisition was recorded similar to a pooling of interests at the majority shareholders' historical cost which was insignificant. The portion of 5th Avenue acquired from the minority shareholders was recorded at the estimated fair value of the common stock issued. When and if the performance shares are earned, they will be recorded at the estimated fair value and included in acquired intangibles.

Fifth Avenue's primary assets are intangible and the $615,000 cost of acquiring the minority shareholders' 5th Avenue stock was allocated entirely to acquired intangibles which will be amortized over 5 years. All of 5th Avenue's operating results were included in the Company's financial statements for 1998 and 1997.

Acquisition of IBC.

In February of 1999 the Company signed a letter of intent to acquire all of the assets and business operations of International Broadcast Consultants of America, Inc (IBC) for $450,000 in cash and 300,000 shares of the Company's common stock. The acquisition was effective January 4, 1999 and has been recorded as a purchase. The purchase was completed on May 12, 1999. A summary of the allocation of the $2,913,000 purchase price to the net assets acquired follows:

         Cash`                                   $    40,381
         Inventory                                   773,256
         Officer loans                                50,504
         Equipment and leasehold improvements         44,429
         Other assets                                 26,425
         Accounts payable assumed                   (103,621)
         Acquired intangibles                      2,081,628
                                                   ---------
                  Total purchase price             2,913,000
                                                   =========

The total consideration exceeded the estimated fair market value of the net tangible assets acquired by $2,081,628. The excess has been recorded as acquired intangibles and is being amortized over 20 years.

The intangible assets include exclusive marketing rights for substantially all of the products marketed by IBC. The operations of IBC have been integrated with the 5th Avenue Channel for the first quarter of 1999.

Note 6 Loan Restructure and Conversion of Debenture

On February 12, 1997, the Company and seller of the Costa Rican licenses (the "Seller") entered into an agreement to restructure the $2 million note issued in the acquisition of one of the Costa Rican companies. The amended agreement required the Company to pay $625,000 on or before March 7, 1997. The remaining $1,375,000 principal balance plus accrued interest, was to be paid on or before February 23, 1998. The Company failed to pay the $625,000 on March 7, 1997 and in April 1997 the Seller declared the $2,000,000 note to be in default.

On May 19, 1997, the Company entered into an agreement with the Seller restructuring the $2 million debt into a convertible debenture maturing in 12 months and bearing interest at 12% per annum. The principal amount of the debenture was increased $100,000 for expenses owed or reimbursable to Seller at the issue date of the debenture.

As consideration for this debt structuring, the Company agreed to issue to the Seller (i) 180,000 shares of the Company's common stock with piggy back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the Agreement, the Seller became the President and Chairman of the Board and received the right to nominate two members to the Company's Board of Directors until the President exercised the conversion rights under the debenture.

The debenture was convertible by Seller into the Company's common stock at any time after the issue date. The conversion price was equal to the lesser of (1) $.50 per share of common stock or (2) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date. The Company is required to maintain an effective registration statement for such shares.

No interest was paid on the debenture and the $153,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the debenture balance.

In November, the President notified the Company of his intention to convert the Debenture into common stock on or before May 15, 1998. As inducement for the early conversion and for the President foregoing all interest on the Debenture after December 31, 1997 an additional $109,967 was added to the Debenture principal balance. The resulting $2,366,000 Debenture balance was converted into 4,732,000 shares of the Company's common stock in the first quarter of 1999.

Note 7 Preferred Stock Authorized But Unissued

The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and to permit the Board of Directors, without shareholder approval, to fix the rights, preferences and privileges including dividend rights, conversion rights, terms of redemption or liquidation preferences.

Note 8 Stock Warrants, Options and Shares Reserved

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

Stock Options

The Company has outstanding stock options to purchase a total of 1,018,000 shares at prices ranging from $2 to $15. The options were granted primarily in 1998 to employees, consultants and non employee individuals.

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

CONSULTING AGREEMENT

In July 1997, the Company entered into a two-year Consulting Agreement with an investment banking firm (the "Consultant"). Pursuant thereto the Company granted the Consultant 500,000 one-year warrants exercisable at $1.00 per share, 200,000 one-year warrants exercisable at $2.50 per share and 100,000 three-year warrants exercisable at $2.50 per share. In October 1997 and 1998 assignees of the Consultant exercised all of the one year warrants at $1 per share. The remaining 300,000 warrants have not been exercised.

See Note 6 for warrants to purchase 1,000,000 shares issued to the President in the Restructuring of the $2,000,000 debt.

SHARES RESERVED

At March 31, 1999, the Company has reserved 6,045,500 shares of common stock for future issuance pursuant to the aforementioned stock warrant and stock option agreements.

Note 9 12% Convertible Debentures

In May 1998 the Company completed a private offering of $595,000 of 12% Convertible Subordinated Debentures (the "May Debentures") to accredited investors. The Debentures are convertible into shares of the Company's common stock at $2 per share. Up to 50 % of the May Debentures can be converted after February 28, 1999 and the remaining 50% can be converted after July 31, 1999 unless redeemed earlier by the Company. Notwithstanding the early redemption by the Company, May debenture holders may convert no less than 50% of their original debenture into shares of the Company's common stock. Interest is payable monthly and the May Debentures mature on October 31, 1999.

In November 1998 the Company completed a private offering of $500,000 of 12% Convertible Subordinated Debentures (the "November Debenture") to an accredited investor. The November Debenture is convertible into shares of the Company's common stock at $2.50 per share. Up to 50% of the November Debenture can be converted after July 31, 1999 and the remaining 50% can be converted after December 31, 1999 unless redeemed earlier by the Company. Notwithstanding the early redemption by the Company, November Debenture holder may convert no less than 50% of the original Debenture into common stock. Interest is payable monthly and the debenture matures on April 30, 2000.

The Company recorded Additional Paid in Capital totaling $595,000 for the difference between the closing price of the Company's common stock on the date the May Debenture proceeds were received and the $2 conversion price for the May Debentures. Approximately 50% of the $595,000 total discount was amortized as additional interest expense over the period from receipt of May Debenture proceeds to February 28, 1999, the earliest potential conversion date for 50% of the May Debentures. The remaining 50% of $595,000 is being amortized ratably over the 14 months ending July 31, 1999.

The Company recorded Additional Paid in Capital totaling $325,000 for the difference between the closing price of the Company's common stock on the date the November Debenture proceeds were received and the $2.50 conversion price for the November Debenture. Approximately 50% of the $325,000 total discount is being amortized as additional interest expense over the period from receipt of November Debenture proceeds to July 31, 1999, the earliest potential conversion date for 50% of the November Debenture. The remaining 50% of the $325,000 is being amortized ratably over the 14 months ending December 31, 1999.

A total of $218,849 of the discount was amortized as additional interest expense in the first quarter of 1999. The $253,000 remaining balance of the discount is included as a reduction of the convertible debenture balance and will be fully accreted by December 31, 1999.

Note 10 Segment Information

The Company currently operates in two segments, wireless cable TV services and the resale of products through electronic mediums including cable TV and the Internet. In 1998 the Company only had the wireless cable TV operations in Costa Rica and Wisconsin. Information regarding the companies two business segments and the geographic business units follows (in thousands):

                                OPERATING       DEPRECIA-    AMORTI-
                    REVENUES      INCOME          TION       ZATION
                    --------    ----------      ---------    -------
First Quarter-1999
Product Sales         $ 746      $   60         $   8         $  0
Wireless cable:
   Costa Rica           342           9            55           73
   Wisconsin             75         (66)           44            7
Corporate                 0        (704)           11           42
                      -----      ------         -----         ----
   Total              1,163        (701)          118          122
                      =====      ======         =====         ====

First Quarter-1998
Wireless cable:
   Costa Rica           256         (39)           32           73
   Wisconsin             85         (19)           30            7
Corporate                 0        (276)            6            0
                      -----      ------         -----         ----
   Total              $ 341      $ (334)        $ 118         $ 80
                      =====      ======         =====         ====

MANAGEMENTS DISCUSSION & ANALYSIS OR PLAN OF OPERATION

         The following discussion contains, in addition to historical information, "forward-looking statements" with respect to the Company which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition and divestiture strategies, margins, future ventures and expansion plans. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control and actual results may differ but are not limited to, the Company's limited availability of cash and working capital; operating losses and accumulated deficit; limited operating history; dependence on key members of its management; ability to gain market acceptance and market share; ability to manage growth; Internet security risks; uncertainty relating to the evolution of the Internet as a medium for commerce; dependence on third party content providers; dependence on a continuing subscriber base and license rights; risks of international operations; Year 2000 problems; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

INTRODUCTION

         The Company was organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. and changed its name to Tel-Com Wireless Cable TV Corporation on February 14, 1994. On March 17, 1999, the Company changed its name to 5th Avenue Channel Corp.

         The Company is focusing its efforts on implementing a business plan intended to define its business strategy with a view towards establishing profitable operations. Such business plan includes the establishment of the Company's Internet site, offering business e-commerce solutions and the continuation of the development efforts for the Company's television channel.

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

         The Company has signed an agreement with Zacks Investment Research ("Zacks"), a major supplier of financial information to the investment community and various websites including those of Microsoft Investor, Yahoo, America On-Line, Geo-Cities, Broadcast.com and others. The agreement provides for Zacks to supply its complete package of financial information to 5thAvenueChannel.com. The information is provided in a 24-hour per day data stream which is being incorporated into the Company's design format for display on 5thAvenueChannel.com. The Company's website will also integrate other financial information and services. The agreement with Zacks also includes the granting of exclusive worldwide rights by Zacks to the Company for the utilization of Zacks' information on television and for the use of the Zacks' name on television including the creation of a co-branded television channel with the Company.

         The Company also signed a letter of intent with KeyTrade, Inc. ("KeyTrade"), which operates KeyTrade Online, a privately held new online brokerage service that is expected to launch by June 1, 1999, for KeyTrade to be the online brokerage house featured on 5thAvenueChannel.com. The Company believes that the addition of KeyTrade will further strengthen the financial online services offered by 5thAvenueChannel.com. The Company's transaction with KeyTrade is subject to negotiation and execution of a definitive agreement.

         The Company has also entered into an agreement with Nightingale-Conant Corporation, a large supplier of success and motivation books and tapes. The Company has added Nightingale-Conant's products to its 5thAvenueChannel.com product offerings and is developing a variety of informational programs including online multi-cast seminars, chats, and excerpts from Nightingale authors. Such programming will be on the Company's website and on the upcoming 5th Avenue television channel.

         E-COMMERCE SOLUTIONS. The Company has established a business-to-business division that offers product-based e-commerce solutions to other web businesses and television networks. The Company has recently commenced commercial sales to other websites and in some cases will be developing and/or managing entire web businesses for other entities.

         The Company has also entered into an agreement with United States Check Company, Inc., a provider of transaction document image processing and authentication technology to the financial services industry. The agreement grants to the Company certain exclusive rights to a patent pending system for allowing a customer to purchase, through charging to a credit card, a negotiable buying certificate on the Internet and to either print it out directly or to e-mail it to a gift recipient for printing. In contrast to coupon programs, these buying certificates are not discounts off of products but are identical to gift certificates purchased in a store. The certificates will be redeemable at a variety of retail and direct response outlets throughout the United States as well as through 5thAvenueChannel.com and other websites that sign up for the program.

         5TH AVENUE TELEVISION CHANNEL. The Company is developing its 5th Avenue television channel. Programming will include co-branded Zacks/5thAvenueChannel financial programming, co-branded 5th Avenue/Nightingale Conant success, motivation and entrepreneurship programming, and lifestyle product programming. Initial programming has already been filmed with Ivana Trump as host, and is currently being edited. The Company is currently exploring and negotiating production and distribution agreements for the television channel.

         WIRELESS CABLE TELEVISION OPERATIONS. The Company is also a developer, owner and operator of wireless cable television systems in Costa Rica and LaCrosse, Wisconsin. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. The Company provides television and related cable services for multiple dwelling units, commercial locations and single family residences. Since wireless cable systems do not require an extensive network of coaxial cable and amplifiers, their capital cost per installed subscriber is significantly less than that for hard-wire cable systems. In addition, operating costs of wireless cable systems are generally lower than those of comparable hard-wire cable systems due to lower network maintenance. As a result of lower capital and operating costs, the Company is generally able to charge less for its standard cable packages than the amount charged for comparable service provided by its hard-wire cable competition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 ("Q1-99") AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 ("Q1-98').

         REVENUES. The Company had revenues of approximately $1,163,000 for Q1-99 compared to approximately $342,000 in Q1-98. Approximately 64% of the revenues were from sales of products and 36% from providing wireless cable TV services. All of the Company's revenues in Q1-98 were generated from the wireless cable television operations. The $821,000 increase in revenues is primarily due to the purchase of the assets of International Broadcast Consultants of America, Inc. ("IBC") and product sales through electronic mediums. Wireless cable accounted for $76,000 of the increase as Costa Rican revenues increased 33% from 256,000 to $342,000 from an increased subscriber base. Revenues from the Lacrosse system declined $10,000 in Q1-99 from $ 85,000 in Q1-98 to $75,000 due to a decline in the subscriber base.

         DIRECT COSTS. Direct costs of revenues for Q1-99 increased approximately $510,000 to approximately $558,000 compared to approximately $48,000 in the Q1-98 period, due primarily to the sale of products. The gross profit margin varies on each product and on some products the Company earns a commission on the sale and only the commission is included in revenues with no related direct cost of sales. The direct costs of the wireless cable operations vary in direct proportion to the revenue change as programming costs are generally paid per subscriber. The Company expects its gross margin to increase significantly as the Company offers more products and services over electronic mediums.

         OPERATING EXPENSES. Operating expenses for Q1-99 included significant costs of designing products and services to be offered on the 5th Avenue Channel television channel and website. All promotional costs to establish a venue to sell products over electronic mediums are being expensed as incurred. Only software and hardware costs to design the website and processing product orders are being deferred and amortized over a 5-year period.

         In Q1-99 a total of approximately $237,000 of costs associated with programming for the 5th Avenue Channel television channel and the related website were expensed in 1999 compared with approximately $66,000 in Q1-98.

          Costa Rica's operating expenses as a percent of revenues declined as its fixed operating expenses were spread over a larger subscriber base in Q1-99 compared to Q1-98. However, the significant improvement in operating results in Costa Rica were substantially offset by the deterioration in Wisconsin's results. The Company is taking steps to reverse the declining subscriber base trend in Wisconsin and to continue to significantly grow the Costa Rican subscriber base. The results in the wireless cable TV segment may improve in future periods if these efforts are successful.

         INTEREST EXPENSE. Interest expense for Q1-99 was substantially higher than in Q1-98 because interest expense included approximately $219,000 of debenture discount accretion related to the issuance of 12% convertible debentures totaling $595,000 in May 1998 and $500,000 in November 1998. Interest on the license fees payable to the FCC for the undeveloped Wisconsin licenses totaled $22,000 in Q1-99 and the Company recorded $33,000 of interest on the 12% convertible debentures in Q1-99. Q1-98 contained no interest for the FCC licenses or the Convertible debentures and no amortization of debenture discount. Interest expense on loans from related parties was also much higher in Q1-99 because of significant increase in loans and notes payable to the majority shareholder subsequent to March 31, 1998.

         NET LOSS. The approximately $1,008,000 net loss for Q1-99 includes $236,000 of website and product design costs related to the 5th Avenue Channel compared with $66,000 of similar costs in Q1-98. The Q1-99 loss also includes approximately $219,000 of accretion of discount on the May and November 1998. An additional approximately $253,000 of discount remains to be amortized to interest expense in 1999.

         The net loss also included an approximately $520,000 increase in cash used in operations in Q1-99, over the approximately $96,000 used in operations in Q1-98, was primarily due to costs of developing the 5th Avenue Channel television channel, the 5thAvenuechannel.com website and the products and services to be sold over these electronic mediums.

The following table lists the unusual charges that affect the comparison of Q1-99 and Q1-98 results of operations.

                                                               Q1-99      Q1-98
                                                              -------    -------

5th Avenue Channel television channel
   and websiteproduct design expense                          236,000     66,000
Interest on 12% Convertible debentures & FCC license fees      55,000          0
Accretion of discount on convertible debentures               219,000          0
                                                              -------    -------

Total of non-comparable expenses                              510,000     66,000
                                                              -------    -------

         With the higher number of Costa Rican subscribers in Q1-99 than in Q1-98, the Company expects to continue the trend of improved operating results in Costa Rica. The purchase of the assets and operations of IBC effective January 4, 1999 is also expected to continue to have a positive effect on operating results for the remainder of 1999.

         INFLATION AND FOREIGN CURRENCY FLUCTUATION. Costa Rica continues to experience a decline in the value of the Colon relative to the US dollar of approximately 1% per month. The government of Costa Rica mandates minimum salary increases on July 1 and January 1 of each year. The Company has been able to increase its prices to cover the wage increases and the effects of the currency decline in Costa Rica and believes that it will be able to continue to do so without significant effect on its subscriber base.

LIQUIDITY

         SOURCE AND USE OF CASH FOR 1999. During Q1-99 the Company received approximately $514,000 of loan proceeds, net of repayments, from the majority shareholder, Melvin Rosen. Approximately $202,000 of the cash was used to purchase equipment primarily for the website and related software the remainder combined with approximately $178,000 of the cash on hand at the beginning of the year was used to fund operating losses.

         Non-cash recurring items are the following: depreciation, amortization, accretion of the discount of debentures. Net cash used in operating activities was $616,248 for Q1-99.

         CONVERSION OF DEBT TO EQUITY. In January 1999, Company's President and holder of the Company's $2,366,000 convertible debenture converted half of said debenture into 2,366,000 shares of the Company's common stock. The balance of the debenture was converted into an additional 2,366,000 shares of the Company's common stock in March 1999. The conversion had the effect of reducing the net loss per share by $.10 from $.21 per share to $.11 per share.

         NON CASH RECURRING ITEMS are as follows: Depreciation, amortization, accession of the discount of debentures. Net cash used in operating activities ($616,248).

         COMPLETION OF ACQUISITION OF THE FIFTH AVENUE CHANNEL, INC. In March 1999, the Company completed its acquisition of all 100 of the outstanding shares of common stock of The Fifth Avenue Channel, Inc. ("Fifth Avenue") as follows:
25 shares from IBC Partners, a Florida general partnership of which Eric Lefkowitz, a director of the Company, is a partner, 65 shares from Mel Rosen ("Rosen"), the President, Chief Executive Officer and a director of the Company, and 10 shares from Ivana Trump ("Ms. Trump") (IBC Partners, Rosen and Ms. Trump are hereinafter sometimes collectively referred to as the "Fifth Avenue Shareholders"). In exchange, the Company issued an aggregate of 335,000 shares of its common stock, proportionately to the Fifth Avenue Shareholders, based on their relative share ownership in Fifth Avenue, and agreed to issue an additional aggregate of 665,000 additional shares of its common stock to the Fifth Avenue Shareholders, also based on their relative share ownership in Fifth Avenue, as follows: 332,500 shares if Fifth Avenue achieves gross revenues in excess of $10,000,000 for any calendar quarter and the remaining 332,500 shares if Fifth Avenue achieves either gross revenues in excess of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter.

         Additionally, the Company and Ms. Trump finalized an agreement (the "Consulting Agreement") dated March 17, 1999 but effective as of November 5, 1998, pursuant to which Ms. Trump will act as the hostess of The 5th Avenue Channel television channel and of 5thAvenueChannel.com, and will provide certain other consulting and promotional services to the Company in exchange for a base fee of $10,000 per month, additional fees for personal appearances and three-year options to purchase an aggregate of 700,000 shares of the Company's common stock as follows: 200,000 shares at an exercise price of $5.00 per share; 200,000 shares at an exercise price of $8.00 per share; 200,000 shares at an exercise price of $12.00 per share; and 100,000 shares at an exercise price of $15.00 per share. The Consulting Agreement has an initial term expiring on December 31, 2001 and is automatically renewable for successive additional one-year terms unless either party provides written notice of non-renewal to the other party not less than sixty days prior to the expiration of the then current term.

         ACQUISITION OF INTERNATIONAL BROADCAST CONSULTANTS OF AMERICA, INC. Effective January 4, 1999 the Company entered into an agreement in principle to purchase 100% of the assets and operations of International Broadcast Consultants of America, Inc. ("IBC") owned by Messrs. Lefkowitz and Rothstein. Under the terms of the agreement, the Company agreed to issue 300,000 shares of its Common Stock and pay $450,000 in cash to IBC. IBC is active in the electronic media field, specializing in new product marketing on cable TV. IBC's products are aired to TV viewers in over 43 countries in their respective languages and in 38 states in the U.S. The transaction was completed on May 12, 1999 pursuant to a definitive Asset Purchase Agreement dated as of such date but effective as of January 4, 1999. See Items 2 and 5 of this report.

         WORKING CAPITAL DEFICIT/ADDITIONAL DEBT OR EQUITY FINANCING REQUIRED. The accompanying Consolidated Balance Sheet reflects current liabilities of $ 3,9512,000 and current assets of $1,319,000 resulting in a working capital deficit of $2,632,000 Approximately $2,200,000 of this working capital deficit consists of amounts owed to Melvin Rosen, the President, CEO and majority shareholder. Although the Costa Rican operations generate positive cash flow, the cash flow does not cover the corporate overhead or the costs associated with developing the products and services of the 5th Avenue Channel website and television channel. Increasing the subscriber base requires additional capital because the incremental equipment and labor installation costs per subscriber exceed the installation fees charged the subscriber. It generally takes between 6 months and a year for the gross profit from each new subscriber to cover the incremental costs of adding the subscriber.

         The Company intends to substantially increase its current subscriber base in the Costa Rican system and to moderately grow the LaCrosse system.

         The Company believes it needs to raise additional capital in 1999 to fund its corporate overhead and develop the 5th Avenue Channel website and television channel. The Company is exploring various sources of additional financing and has a commitment from Melvin Rosen, the majority shareholder, to fund up to $2,000,000 if other sources of financing do not materialize.

         YEAR 2000 ISSUES. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The accounting software used by the Company is Year 2000 compliant (meaning it recognizes dates in the Year 2000 and beyond) at most subsidiary operations. The Company does not anticipate a material financial impact as a result of the Year 2000 Issue nor does it anticipate any material financial expenditure to remedy the Year 2000 date change within its own software. The Company's expenditures to date on investigating and remedying Year 2000 issues has been insignificant.

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

         However, the Company has no control over Year 2000 compliance by vendors of the Company. If the Company's vendors are not in Year 2000 compliance, this could have a material adverse effect to the Company. The Company has made inquiry to all of its major customers and suppliers in an attempt to assess the Year 2000 readiness of its major suppliers. The results of this inquiry have not revealed any issues that the Company believes can have a material adverse effect on the financial condition of the Company.

         RECENT ACCOUNTING PRONOUNCEMENTS. The Company does not expect SFAS 130, which establishes standards for reporting and displaying comprehensive income, its components and accumulated balances to have any effect on the Company's financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted the provisions of SFAS No. 131.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         AMENDMENT OF ARTICLES OF INCORPORATION TO CHANGE NAME AND INCREASE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK. On March 18, 1999, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State to increase the number of authorized shares of its Common Stock from 10,000,000 to 50,000,000. 4,732,000 shares of the additional authorized but unissued shares of Common Stock were issued to Mr. Melvin Rosen in connection with his conversion of the Company's convertible debenture to equity, and the remainder of the additional authorized but unissued shares may be issued by the Company for any proper corporate purpose, including acquisitions, raising of additional equity capital, stock dividends or upon the exercise of stock options. The Company's shareholders do not have preemptive rights to subscribe for or purchase any of the additional authorized shares of Common Stock. The future issuance of additional shares of Common Stock made possible through the increase in the number of authorized shares on other than a pro rata basis may dilute the ownership and proportionate voting rights of the Company's current shareholders. The amendment also could make it more difficult to acquire control of the Company and thereby discourage attempts to do so, even though the Company's shareholders may deem such an acquisition desirable. To the extent that it impedes any such attempts, the amendment may serve to perpetuate the Company's current management.

         SHARES OF COMMON STOCK ISSUED IN CONNECTION WITH THE ACQUISITION OF 5TH AVENUE CHANNEL, INC. Pursuant to the Share Exchange Agreement dated February 28, 1999 and effective as of December 10, 1998 (which agreement was amended on March 17, 1999), the Company acquired all of the outstanding shares of The Fifth Avenue Channel, Inc. ("Fifth Avenue") and in exchange issued an aggregate of 335,000 shares of its common stock, proportionately to the shareholders of Fifth Avenue, based on their relative share ownership in said entity. The Company further agreed to issue an additional aggregate of 665,000 additional shares of its common stock to them, also based on their relative share ownership as follows: 332,500 shares if the Company achieves gross revenues in excess of $10,000,000 for any calendar quarter and the remaining 332,500 shares if the Company achieves either gross revenues in excess of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter.

         Additionally, pursuant to the Consulting Agreement by and between the Company and Ms. Ivana Trump dated March 17, 1999 but effective as of November 5, 1998, the Company agreed to grant to Ms. Trump three-year options to purchase an aggregate of 700,000 shares of the Company's common stock as follows: 200,000 shares at an exercise price of $5.00 per share; 200,000 shares at an exercise price of $8.00 per share; 200,000 shares at an exercise price of $12.00 per share; and 100,000 shares at an exercise price of $15.00 per share.

         SHARES OF COMMON STOCK ISSUED IN CONNECTION WITH THE ACQUISITION OF INTERNATIONAL BROADCAST CONSULTANTS OF AMERICA, INC. ("IBC"). Pursuant to the Asset Purchase Agreement by and among the Company, IBC and IBC's shareholders, effective January 4, 1999 but executed on May 12, 1999, the Company purchased 100% of the assets and operations of IBC, and as part of the purchase price therefore, issued 300,000 shares of its common stock to IBC.

         CONVERSION OF DEBT TO EQUITY. The Company issued an aggregate of 4,732,000 shares of its common stock to Mr. Melvin Rosen in the quarterly period ended March 31, 1999 in connection with Mr. Rosen's conversion of the Company's secured convertible debenture to equity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its most recent annual meeting of shareholders on February 12, 1999 and submitted the following matters to the record holders of its then 6,400,315 outstanding shares of common stock for approval: (1) election of directors for the ensuing year, (2) amendment of the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 shares to 50,000,000 shares, (3) amendment of the Company's Articles of Incorporation to change the Company's name to "5th Avenue Channel Corp.," and (4) ratification of the selection of BDO Seidman LLP as the Company's independent public accountants for the year ending December 31, 1998. The Company subsequently changed its independent public accountants. See Item 6(b)1 of this report. All of these matters were approved by a majority of the Company's shareholders present in person or by proxy and entitled to vote thereon. Messrs. Melvin Rosen, Samuel Simkin, Eric Lefkowitz and Dennis Devlin were elected directors of the Company. The following is a tabulation of votes cast in person at the meeting or by proxy solicitation: (see Item 6-B1 of this report Form 8K).

PROPOSAL                            VOTES FOR        VOTES AGAINST     ABSTAINED
--------                            ---------        -------------     ---------
Election of Directors:
Melvin Rosen                        5,125,614            2,200              ---
Samuel Simkin                       5,125,614            2,200              ---
Eric Lefkowitz                      5,126,614            1,200              ---

Dennis Devlin                       5,126,614            1,200              ---

Amendment of Articles of            5,055,840           57,504            14,470
Incorporation to increase
authorized shares

Amendment to Articles of            5,122,364            4,850               600
Incorporation to change name

Ratification of selection of        5,112,919            4,228            10,667
accountants


ITEM 5.  OTHER INFORMATION

ACQUISITION OF ASSETS OF INTERNATIONAL BROADCAST CONSULTANTS OF AMERICA, INC. ("IBC"). On May 12, 1999, the Company completed its acquisition of all of the assets of IBC pursuant to an Asset Purchase Agreement executed as of such date, but effective as of January 4, 1999. Under the terms of the Asset Purchase Agreement, the Company paid $450,000 in cash to IBC and agreed to issue 300,000 shares of its Common Stock to IBC in exchange for the purchased assets. IBC is a Florida corporation owned and operated by Messrs. Eric Lefkowitz, a director and an executive Vice President of the Company, and Ivan Rothstein, an Executive Vice President of the Company. IBC is active in the electronic media field, specializing in new product marketing on cable television.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         2.1 Share Exchange Agreement by and among the Registrant, IBC Partners, Melvin Rosen and Ivana Trump dated February 28, 1999 but effective as of December 10, 1998 (1)

         2.2 Amendment to Share Exchange Agreement by and among the Registrant, IBC Partners, Melvin Rosen and Ivana Trump dated March 8, 1999. (1)

         2.3 Asset Purchase Agreement by and among the Registrant, International Broadcast Consultants of America, Inc., Eric Lefkowitz and Ivan Rothstein, dated May 12, 1999 but effective as of January 4, 1999.*

         3.1      Amended and Restated Articles of Incorporation.(2)

         3.2      By-Laws(3)

         10.1     Debt Restructuring Agreement (4)

         10.2     Secured Convertible Debenture(4)

         10.3     Agreement to Convert the Secured Convertible
                  Debenture(5)

         10.4 Consulting Agreement between the Registrant, Ivana Trump and Melvin Rosen, effective November 5, 1998 dated February 28, 1999 (2)

         27.1     Financial Data Schedule (for Commission use only)*

         99.1     Financial Statements of Business Acquired.

                  Financial Statements of International Broadcast Consultants of America, Inc. are not included in this Report, but will be filed by amendment not later than 60 days from the date hereof, in accordance with Item 7 of Form 8-K.

         99.2     Financial Statements of Business Acquired.

                  Pro forma financial statements giving effect to the acquisition of certain assets of International Broadcast Consultants of America, Inc. are not included in this Report, but will be filed by amendment not later than 60 days from the date hereof, in accordance with Item 7 of Form 8-K.

-----------------
*Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 25, 1999.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed on April 23, 1999.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-18 (SEC File No. 33-41164), declared effective September 24, 1991.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 27, 1997.

(5) Incorporated by reference to the Registrant's Post Effective Amendment No. 2 to Form SB-2 (SEC File No. 33-88788-A) declared effective January 21, 1997.

(b) REPORTS ON FORM 8-K:

         1. Current Report on Form 8-K dated February 25, 1999, reporting a change in the Registrant's principal accountants.

         2. Current Report on Form 8-K dated March 25, 1999, reporting the completion of the acquisition of The Fifth Avenue Channel, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         5TH AVENUE CHANNEL CORP.

                         By: /s/ MELVIN ROSEN
                                 ---------------------------------------------
                                 Melvin Rosen, President and Chief
                                 Executive Officer (Principal Executive
                                 Officer)

                         By: /s/ SAMUEL SIMKIN
                                 ---------------------------------------------
                                 Samuel Simkin
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

  2.3      Asset Purchase Agreement by and among the Registrant,
           International Broadcast Consultants of America, Inc., Eric Lefkowitz and Ivan Rothstein, dated May 12, 1999 but effective as of January 4, 1999.*

  27.1     Financial Data Schedule (for Commission use only)*