Form 10QSB
period 1999-06-30
5TH AVENUE CHANNEL CORP
filed 1999-08-16
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter period ended June 30, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________.

                           Commission File No. 0-25896

                            5TH AVENUE CHANNEL CORP.
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                                59-3175814
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

        3957 N.E. 163RD STREET
      NORTH MIAMI BEACH FLORIDA                33160
---------------------------------------       ---------
(Address of principal executive offices)     (Zip Code)

                                 (305) 947-3010
                            --------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(G) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

As of July 31, 1999, there were 9,660,143 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES [ ]     NO  [X]

                                      INDEX

PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS                                                                         Page
         Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998                           3

         Unaudited Statements of Operations for the three months ended June 30, 1999 and 1998           4

         Unaudited Statements of Operations for the six months ending June 30, 1999 and 1998            5

         Unaudited Statements of Cash Flows for the six months ended June 30, 1999 and 1998             6

         Notes to Unaudited Financial Statements                                                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                     15

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES                                                                          24

ITEM 5. OTHER INFORMATION                                                                              25

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                               25
SIGNATURES                                                                                             25

                            5TH AVENUE CHANNEL CORP.
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                         JUN.30,1999      DEC.31, 1998
                  ------                        ------------      ------------
                                                 (Unaudited)
Current Assets:
  Cash and cash equivalents                     $    573,949      $    256,209
  Accounts receivable, net                           199,376            41,559
  Inventory                                          466,717                --
  Loans receivable, related parties                   81,674            28,191
  Prepaid expenses & other current assets             18,742           104,629
                                                ------------      ------------
         Total Current Assets                      1,340,458           430,588

Property & Equipment, Net                          1,644,933         1,323,404
Licenses, Net                                      4,491,479         4,651,061
Deferred TV Production costs                         100,151                --
Acquired Intangibles, Net                          2,733,787           615,000
Other Assets, Net                                     99,441            87,119
                                                ------------      ------------
TOTAL ASSETS                                    $ 10,410,249      $  7,107,172
                                                ============      ============
      LIABILITIES & STOCKHOLDERS'EQUITY
      ---------------------------------
Current Liabilities:
Accounts payable and accrued expenses           $  1,009,103      $    775,417
Current portion of long-term debt                     21,932            26,840
Loans & notes payable, related parties                53,831           972,529
Accrued salary, President                                 --           270,000
Current portion of convertible
  debentures, net                                    584,264           390,652
                                                ------------      ------------
Total current liabilities                          1,669,130         2,435,438

Convertible debenture to President                        --         2,366,000
Convertible debentures, net                          410,425           232,449
License fees payable                                 931,148           931,148
Accrued salary, President                            360,000
Loan payable, related party                          392,329                --
Long term debt                                                           1,960
Loan payable, President                            2,589,486
                                                ------------      ------------
         Total liabilities                         6,352,518         5,966,995

STOCKHOLDERS' EQUITY
Common stock                                           9,661             4,504
Additional paid-in capital                        15,255,217         9,942,225
Accumulated deficit                              (11,207,147)       (8,806,552)
                                                ------------      ------------
Total stockholders' equity                         4,057,731         1,140,177
                                                ------------      ------------
Total Liabilities & Stockholders Equity         $ 10,410,249      $  7,107,172
                                                ============      ============
                 See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1999 and 1998

                                                     1999             1998
                                                  -----------      -----------
                                                           (Unaudited)
Revenue                                           $   569,355      $   324,771

Direct Costs                                          238,381           53,130
                                                  -----------      -----------
Gross Margin                                          330,974          271,641

Operating Expenses:
   Selling, general & administrative                1,049,175          467,494
   Website & product design expenses                   91,323          200,032
   Depreciation & amortization                        313,080          150,056
                                                  -----------      -----------
Operating Loss                                     (1,122,604)        (545,941)
                                                  -----------      -----------
Other Income (Expense)
  Accretion of debenture discount                    (152,739)         (69,352)
  Interest expense                                   (117,067)         (29,960)
                                                  -----------      -----------
Total Other Expense                                  (269,806)         (99,312)
                                                  -----------      -----------
Net Loss                                          $(1,392,410)     $  (645,253)
                                                  ===========      ===========
Net Loss Per Share-basic and diluted              $     (0.15)     $     (0.10)
                                                  ===========      ===========
Weighted Average Number of Shares Outstanding       9,536,532        6,405,951
                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements

                           5TH AVENUE CHANNEL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Six Months Ended June 30, 1999 and 1998

                                                     1999             1998
                                                  -----------      -----------
                                                           (Unaudited)
Revenue                                           $ 1,731,996      $   666,486

Direct Costs                                          796,043          101,411
                                                  -----------      -----------
Gross Margin                                          935,953          565,075

Operating Expenses:
   Selling, general & administrative                1,878,604          880,589
   Website & product design expenses                  327,710          266,358
   Depreciation & amortization                        552,941          297,949
                                                  -----------      -----------
Operating Loss                                     (1,823,302)        (879,821)
                                                  -----------      -----------
Other Income (Expense)
  Accretion of debenture discount (note 10)          (371,588)         (69,352)
  Interest expense                                   (205,705)         (46,143)
                                                  -----------      -----------
Total Other Expense                                  (577,293)        (115,495)
                                                  -----------      -----------
Net Loss                                          $(2,400,595)     $  (995,316)
                                                  ===========      ===========
Net Loss Per Share-basic and diluted              $     (0.25)     $     (0.19)
                                                  ===========      ===========
Weighted Average Number of Shares Outstanding       9,535,837        5,214,416
                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     Six Months Ended June 30, 1999 and 1998

                                                         1999           1998
                                                     -----------    -----------
Cash Flows From Operating Activities:
   Net Loss                                          $(2,400,595)   $  (995,316)
   Adjustments to reconcile net loss to
   net cash used in operating activities:

     Amortization & depreciation                         552,941        297,949
     Accretion of debenture discount                     371,588         69,352
     Stock and options issued for services                    --        108,937
     Changes in operating assets and
       liabilities, net of acquisitions:
        Increase in accounts receivable                  (91,067)       (31,679)
        Decrease in inventory                            102,080             --
        (Decrease) Increase in prepaid expenses           85,887           (890)
        Increase in accounts payable                     203,360         20,755
        Increase in accrued liabilities                  100,691        116,736
                                                     -----------    -----------
     Net Cash Used in Operating Activities            (1,075,115)      (414,156)

Cash Flows From (Used In) Investing Activities:
   Acquisition of equipment                             (532,351)       (88,630)
   Deferred TV program production costs                 (100,151)            --
   Net cash received in acquisition of IBC                40,381             --
   Decrease (increase) in other assets                    14,102        (88,870)
                                                     -----------    -----------
       Net Cash Used in Investing Activities            (578,019)      (177,500)

Cash Flows From Financing Activities:
   Net change in loans from President                  1,521,348        (38,375)
   Repayment of loan from related party                  (29,776)            --
   Net change in loans to related parties                 (2,979)            --
   Proceeds from convertible debentures, net                  --        556,082
   Costs of registering common stock                     (10,851)       (32,615)
   Proceeds from sale of common stock                    500,000             --
   Repayment of Long-Term Debt                            (6,868)        (3,774)
                                                     -----------    -----------
       Net Cash Provided By Financing Activities       1,970,874        481,318
                                                     -----------    -----------
       Net increase (decrease) in cash                   317,740       (110,338)
       Cash at beginning of period                       256,209        113,207
                                                     -----------    -----------
       Cash at end of period                         $   573,949    $     2,869
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         Six Months Ended June 30, 1999

                                 (Unaudited)
Note 1  Basis of Presentation

The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three months and six months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 1998 Form 10-KSB. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

Note 2 Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the six months ended
June 30:

                                                   1999           1998
                                                 ----------     ----------
Interest paid during the period                  $   10,744     $    7,850
Non-cash investing and financing activities:
  Conversion of debentures                       $2,366,000             --
  Stock issued for acquisition of IBC            $2,463,000             --
  Loan payable for acquisition of IBC,net        $  450,000             --

Note 3 Property & Equipment

Leasehold improvements                                          $   57,281
Furniture & office equipment                                       206,391
Web site software and hardware                                     339,363
Vehicles                                                           133,371
TV Signal Rebroadcast & receiving equipment                      1,889,378
                                                                ----------
          Total cost                                             2,625,784

          Less accumulated depreciation                            980,851
                                                                ----------
          Net property & equipment                              $1,644,933
                                                                ==========

Note 4 Licenses

LaCrosse, Wisconsin               $  371,493
San Jose, Costa Rica               4,174,000
Stevens Point Wisconsin, net         355,625
Wausau Wisconsin, net                483,736
                                  ----------
    Total cost                     5,384,854
Less accumulated amortization        893,375
                                  ----------
    Net licenses                  $4,491,479
                                  ==========

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

The remaining license fees payable to the FCC of $951,479 for the two Wisconsin licenses are due quarterly over a ten year period commencing in October 1999. The interest rate is the effective rate of ten-year US Treasury obligations plus 2-1/2%. At June 30, 1999 the company has accrued but has not paid a total of $173,106 of interest charged by the FCC on the $951,479 licenses payable.

A provision for asset impairment of $350,000 was recorded in the 4th quarter of 1998 related to the undeveloped Wisconsin licenses obtained as a result of the FCC auction in 1996.

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

COSTA RICA LICENSES

In February 1996 the Company agreed to acquire three companies holding a total of 18 frequency licenses for broadcast of pay television (i.e. "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers. The $4,174,000 total cost of the licenses included a $2,000,000 note payable in one year with a 3.6% interest rate (see note 7).

The entire $4,174,000 purchase price of the three Costa Rican companies was allocated to the 18 licenses since the value of the other assets acquired was minimal. The cost of the licenses is being amortized on a straight-line basis over 15 years.

Note 5 Deferred TV Production Cost

During the second quarter of 1999, the Company incurred approximately $100,000 of TV production costs. These costs have been deferred and will be expensed over the expected viewing life of 2-3 years.

Note 6 Acquisitions and Acquired Intangibles

ACQUISITION OF THE 5TH AVENUE CHANNEL, INC.

Effective December 10, 1998 the Company acquired 100% of the capital stock of The Fifth Avenue Channel, Inc. ("5th Avenue") for 335,000 shares of company common stock and agreed to issue up to 665,000 additional "performance shares" when The 5th Avenue Channel achieves $25,000,000 of sales or $1,000,000 of net income in any calendar quarter.

The Company's controlling shareholder owned 65% of the 5th Avenue stock and accordingly that portion of the acquisition was recorded similar to a pooling of that interests at the majority shareholders historical cost which was insignificant. The portion 5th Avenue acquired from the minority shareholders was recorded at the estimated fair value of the common stock issued. When and if the performance shares are earned, they will be recorded at the estimated fair value and included in acquired intangibles.

Fifth Avenue's primary assets are intangible and the $615,000 cost of acquiring the minority shareholders' 5th Avenue stock was allocated entirely to acquired intangibles which will be amortized over 5 years. All of 5th Avenue's operating results were included in the Company's financial statements for 1998 and 1997.

Acquisition of IBC

In February of 1999 the Company signed a letter of intent to acquire all of the assets and business operation of International Broadcast Consultants of America, Inc (IBC) for $450,000 in cash and 300,000 shares of Company common stock. IBC specializes in new product marketing on cable TV. The operations of IBC have been integrated with the 5th Avenue Channel for the first and second quarters of 1999.

The acquisition was effective January 4, 1999 and has been recorded as a purchase. The purchase was completed on May 12, 1999. The total consideration exceeded the estimated fair market value of the net tangible assets acquired by $2,256,894. The excess has been recorded as acquired intangibles and is being amortized over 15 years.

A SUMMARY OF THE ALLOCATION OF THE $2,913,000 PURCHASE PRICE TO THE NET ASSETS ACQUIRED FOLLOWS:

Cash                                     $    40,381
Accounts receivable                           66,750
Inventory                                    568,797
Officer loans                                 91,820
Equipment and leasehold improvements          44,429
Other assets                                  26,424
Accounts payable assumed                    (103,621)
Accrued Liabilities assumed                  (78,874)
Acquired intangibles                       2,256,894
                                         -----------
         Total purchase price              2,913,000

Note 7 Loan Restructure and Conversion of Debenture

On May 19, 1997, the Company entered into an agreement with the Seller restructuring the $2 million debt for the Costa Rican licenses into a convertible debenture maturing in 12 months and bearing interest at 12% per annum. The principal amount of the debenture was increased $100,000 for expenses owed or reimbursable to Seller at the issue date of the Debenture.

As consideration for this debt structuring, the Company agreed to issue to the Seller (i) 180,000 shares of the Company's common stock with piggy back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the Agreement, the Seller became the President and Chairman of the Board and received the right to nominate two members to the Company's Board of Directors.

The Debenture was convertible by Seller into the Company's common stock at any time after the issue date. The conversion price was equal to the lesser of (1) $.50 per share of common stock or (2) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date.

No interest was paid on the Debenture and the $153,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the Debenture balance in 1997.

In November, the President notified the Company of his intention to convert the Debenture into common stock on or before May 15, 1998. As inducement for the early conversion and for the President foregoing all interest on the Debenture after December 31, 1997 an additional $109,967 was added to the Debenture principal balance. The resulting $2,366,000 Debenture balance was converted into 4,732,000 restricted common shares in the first quarter of 1999 after the shareholders increased the number of authorized shares from 10,000,000 to 50,000,000.

Note 8 Preferred Stock Authorized But Unissued

The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and to permit the Board of Directors, without shareholder approval, to fix the rights, preferences and privileges including dividend rights, conversion rights, terms of redemption or liquidation preferences.

Note 9 Private Placement of Common Stock

On June 29, 1999 the Company issued 125,000 shares of common stock in a private placement to an accredited investor in exchange for $500,000 in cash. The Company also agreed to issue three year warrants to purchase 15,000 shares of common stock at $5.00 per share and 5,000 shares at $6.00 per share.

Note 10 Stock Warrants, Options and Shares Reserved

Publicly Traded Common Stock Purchase Warrants

In connection with its initial public offering on May 10, 1995, the Company sold 1,610,000 redeemable common stock purchase warrants for $.25 per warrant. Each warrant entitles the holder to purchase, at any time before May 11, 2000, one share of common stock at a price of $5.75 per share. The warrants are redeemable by the Company for $.25 per warrant under certain circumstances.

Private Placement Warrants

In August 1994 and December 1, 1994, the Company issued an aggregate of 625,000 common stock warrants as part of the sale of units of its securities. The warrants are exercisable at $5.75 per share within five years from the date of their issuance. The warrants provide for adjustment in the number of shares underlying the warrants upon the occurrence of certain events, such as stock dividends, stock splits or other reclassifications of the Company's common stock, a consolidation or merger of the Company, or a liquidating distribution of the Company's common stock.

Stock Options

As of December 31, 1998 the Company had outstanding stock options to purchase a total of 1,018,000 shares at prices ranging from $2 to $15. Approximately 1,000,000 of the options were granted in 1998 to employees, consultants and non employee celebrities.

Underwriter Stock Warrants

In connection with the public offering, the Company sold 240,000 Underwriter's stock warrants for $.001 per warrant. They consisted of 100,000 warrants to purchase 100,000 shares of common stock at $7.50 per share and 140,000 warrants to purchases 140,000 warrants at $.375 each entitling the underwriter to purchase 140,000 shares of common stock at $5.75 per share. The warrants are exercisable through May 10, 2000.

Consulting Agreement

As part of a July 1997 consulting agreement, the Company granted 200,000 one year warrants and 100,000 three year warrants to purchase common stock at $2.50 per share. The 200,000 warrants were extended for an additional year in August 1998.

Warrants Issued to Seller of Costa Rican Licenses

See Note 6 for warrants to purchase 1,000,000 shares issued to the President in the restructuring of the $2,000,000 debt.

Shares Reserved

At June 30, 1999 the Company has reserved 6,420,500 shares of common stock for future issuance pursuant to the aforementioned stock warrant, option and debenture conversion agreements.

Note 11. 12% Convertible Debentures

In early May 1998 the Company completed a private offering of $595,000 of 12% Convertible Subordinated Debentures (the "May Debentures") to accredited investors. The May Debentures are convertible into shares of common stock at $2 per share. Interest is payable monthly and the May debentures mature on October 31, 1999.

In November 1998 the Company completed a private offering of $500,000 of 12% Convertible Subordinated Debentures (the "November Debenture") to an accredited investor. The November Debenture is convertible into shares of common stock at $2.50 per share. Up to 50 % of the Debentures can be converted after July 31, 1999 and the remaining 50% can be converted after December 31, 1999 unless redeemed earlier by the Company. Notwithstanding the early redemption by the Company, holders may convert no less than 50% of Debenture into common stock. Interest is payable monthly and the Debenture matures on April 30, 2000.

The Company recorded Additional Paid in Capital totaling $595,000 for the difference between the closing price of the Company's stock on the date the debenture proceeds were received and the $2 conversion price for the May Debentures. Approximately 50% of the $595,000 total discount was amortized as additional interest expense over the period from receipt of the May Debenture proceeds to February 28, 1999, the earliest potential conversion date for 50% of the May Debentures. The remaining 50% of $595,000 is being amortized ratably over the 14 months ending July 31, 1999.

The company recorded Additional Paid in Capital totaling $325,000 for the difference between the closing price of the Company's stock on the date the debenture proceeds were received and the $2.50 conversion price for the November debentures. Approximately 50% of the $325,000 total discount is being amortized as additional interest expense over the period from receipt of Debenture proceeds to July 31, 1999, the earliest potential conversion date for 50% of the Debentures. The remaining 50% of the $325,000 is being amortized ratably over the 14 months ending December 31, 1999.

A total of $371,588 of the discount was amortized as additional interest expense in the first six months of 1999. The $100,000 remaining balance of the Discount is included as a reduction of the convertible debenture balance and will be fully accreted by December 31, 1999.

Note 12. Segment Information

The Company currently operates in two segments, wireless cable TV services and the resale of products through electronic mediums including cable TV and the Internet. In 1998 the company only had the wireless cable TV operations in Costa Rica and Wisconsin. Information regarding the companies two business segments and the geographic business units follows (in thousands):

                                    Operating    Deprecia-   Amorti-
                       Revenues   Income (Loss)    tion      zation
                        -------     -------      -------     -------
Second Quarter-1999
Product Sales           $   190     $  (308)     $    16     $     0
Wireless cable:
   Costa Rica               305         (25)          55          73
   Wisconsin                 74         (55)          45           7
Corporate                     0        (734)          21          96
                        -------     -------      -------     -------
   Total                    569      (1,122)         137         176
                        =======     =======      =======     =======
Second Quarter-1998
Wireless cable:
   Costa Rica               241         (88)          46          73
   Wisconsin                 84         (50)          23           7
Corporate                     0        (408)           1           0
                        -------     -------      -------     -------
   Total                $   325     $  (546)     $    70     $    80
                        =======     =======      =======     =======
Year to Date-1999
Product Sales           $   936     $  (248)     $    24     $     0
Wireless cable:
   Costa Rica               647         (16)         110         146
   Wisconsin                149        (121)          88          14
Corporate                     0      (1,438)          33         138
                        -------     -------      -------     -------
   Total                  1,732      (1,823)         255         298
                        =======     =======      =======     =======
Year to Date-1998
Wireless cable:
   Costa Rica               497        (127)          78         146
   Wisconsin                169         (69)          53          14
Corporate                     0        (684)           7           0
                        -------     -------      -------     -------
   Total                $   666     $  (880)     $   138     $   160
                        =======     =======      =======     =======

MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & OPERATING RESULTS

         The following discussion contains, in addition to historical information, "forward-looking statements" with respect to the Company which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition and divestiture strategies, margins, future ventures and expansion plans. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "except," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, for example: the Company's limited availability of cash and working capital; operating losses and accumulated deficit; limited operating history; management; ability to gain market acceptance and market share; ability to manage growth; Internet security risks; uncertainty relating to the evolution of the Internet as a medium for commerce; dependence on third party content providers; dependence on a continuing subscriber base and license rights; risks of international operations; Year 2000 problems; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC"). Actual results may differ from the forward-looking statements.

Introduction

         The Company was organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. On February 14, 1994 the Company changed its name to Tel-Com Wireless Cable TV Corporation and on March 17, 1999, the Company changed its name to 5th Avenue Channel Corp.

         During the first and second quarters of 1999, the Company focused on refining and implementing its Internet/Television strategy of offering financial and entrepreneurial information, products and services. The Company also enhanced its sales division and continued building an infrastructure to design the content for the coming convergence of television and the Internet.

Website, E-Commerce and Television Operations

         WEBSITE AND TELEVISION CHANNEL DIVISION. The Company developed 5THAVENUECHANNEL.COM, its website offering financial and other information as well as consumer products. The website was originally launched in December 1998. In March 1999 the website was revised with sections devoted to products, personal success and motivational information, financial resources, and links to other sites. In April 1999, the website launched its auction section, with collectible items in a number of categories including automobiles, antique furniture, antique bicycles, and clocks.

         The Company is currently re-designing its website to be a comprehensive source of information, products and services for those interested in investment, success and entrepreneurship. The website is being designed to directly coordinate with the content and products on the Company's planned television channel, and the redesign is expected to be launched at the same time as the channel. Promotional and advertising efforts will also be coordinated. To achieve this objective, the Company has negotiated a number of key content, product and service agreements.

         The Company has signed an agreement with Zacks Investment Research ("Zacks"), a major supplier of financial information to the investment community and many websites including those of, Yahoo, America On-Line, Geo-Cities, Broadcast.com and others. The agreement with Zacks grants to the Company exclusive worldwide rights for the utilization of Zacks' name and content on television including the creation of co-branded television programming and live broadcasting from Zacks' headquarters. The agreement also provides for Zacks to supply its complete package of financial information on 5THAVENUECHANNEL.COM. The information is provided in a 24-hour per day data stream which is being incorporated into the Company's website design. The Company's website will also integrate other financial information and services. .

         The Company has signed an agreement with KeyTrade, Inc. ("KeyTrade"), which operates KeyTrade Online, a privately held online brokerage service that is expected to launch in September 1999, for KeyTrade to be the online brokerage featured on 5THAVENUECHANNEL.COM. Under the agreement with KeyTrade, the Company will receive 62,500 shares of KeyTrade's stock each quarter over the next two years to be the exclusive online trading firm on the Company's website and television channel for a six month period and for the ongoing marketing and promotion of KeyTrade by the Company.

         To enhance its product content, the Company also entered into an agreement with Nightingale-Conant Corporation, a large supplier of success and motivation books and tapes. The Company has added Nightingale-Conant's products to its 5thAvenueChannel.com product offerings and is developing a variety of informational programs including online multi-cast seminars, chats, and excerpts from Nightingale authors. Such programming will be on the Company's website and on the upcoming 5th Avenue television channel. The Company has also signed an agreement with Nightingale-Conant for infomercial and direct response marketing of two authors the Company has under contract, Kimberly Kassner, and Gary Null.

         5TH AVENUE TELEVISION CHANNEL. The Company has signed an agreement with Fastv.com for the digitization and carriage of the Company's television programming on the Internet. The programs are designed to be digitized and are indexed and searchable by category and keyword. Initial programming with Ivana Trump has been completed and is currently available at Fastv.com, and is being integrated into the Company's new website design which is expected to launch in conjunction with the full launch of the channel. The Company is currently negotiating agreements with various satellite and cable partners for carriage of its signal. New programming will focus on high quality, financial and entrepreneurial information, which will include co-branded Zacks/5thAvenueChannel financial programming.

         SALES DIVISION. The Company recently employed new management in retail and wholesale product sales and distribution to manage the Company's expansion of the marketing of its products and services to the mass market and other retail chains, home shopping channels and other websites.

         The Company entered into an agreement with United States Check Company, Inc., a provider of transaction document image processing and authentication technology to the financial services industry. The agreement grants to the Company certain exclusive rights to a patent pending system for allowing a customer to purchase, through charging to a credit card, a negotiable buying certificate on the Internet and to either print it out directly or to email it to a gift recipient for printing. In contrast to coupon programs, these buying certificates are not discounts off of products but are like gift certificates purchased in a store. The certificates will be redeemable at a variety of retail and direct response outlets throughout the United States as well as through 5thAvenueChannel.com and other websites that sign up for the program.

         WIRELESS CABLE TELEVISION OPERATIONS. The Company is also a developer, owner and operator of wireless cable television systems in Costa Rica and LaCrosse, Wisconsin. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. The Company provides television and related cable services for multiple dwelling units, commercial locations and single family residences. Since wireless cable systems do not require an extensive network of coaxial cable and amplifiers, their capital cost per installed subscriber is significantly less than that for hard-wire cable systems. In addition, operating costs of wireless cable systems are generally lower than those of comparable hard-wire cable systems due to lower network maintenance. As a result of lower capital and operating costs, the Company is generally able to charge less for its standard cable packages than the amount charged for comparable service provided by its hard-wire cable competition. The Company has received tentative offers for the sale of its Wisconsin licenses, which it is in the process of reviewing.

Results of Operations

THREE MONTHS ENDED JUNE 30, 1999 ("Q2-99") AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 ("Q2-98').

         REVENUES. The Company had revenues of $569,000 for Q2-99 compared to $325,000 in Q2-98. Approximately 33% of the revenues are from sales of product and 67% from providing wireless cable TV services. All of the Company's revenues in Q2-98 were generated from the wireless cable television operations. The $244,000 increase in revenues is primarily due to the purchase of the assets of IBC and product sales through electronic mediums. Wireless cable contributed $54,000 of the increase as Costa Rican revenues increased 27% from 241,000 to 305,000 from an increased subscriber base. Revenues from the Lacrosse system declined $10,000 in Q2-99 from $ 84,000 in Q2-98 to $74,000 due to a decline in the subscriber base.

         DIRECT COSTS AND GROSS MARGIN. Direct costs of revenues for Q2-99 increased $185,000 to $238,000 compared to $53,000 in the Q2-98 period, due primarily to the sale of products. The gross profit margin varies on each product. Also, new products are added and different products are promoted each quarter. The direct costs of the wireless cable operations vary in direct proportion to the revenue change as programming costs are generally paid per subscriber. The Company expects its gross margin to increase as the Company offers more products and services over Company controlled electronic mediums.

         OPERATING EXPENSES. For the first 3 months of 1999, selling, general and administrative expenses increased from $467,000 in 1998 to $1,049,000 in 1999. These increases were primarily due to the acquisition of the overhead, expenses and personnel of International Broadcast Corporation and increased personnel and expenses for the development of the Company's planned television channel. Operating expenses for Q2-99 also included significant costs of designing products and services to be offered on the 5th avenue Channel and on the Company's website. All promotional costs to establish a venue to sell products over electronic mediums are being expensed as incurred. Only software and hardware costs to design the website and to process product orders are being deferred and amortized over a 3 to 5 year period. TV program production costs are also deferred and will be expensed over the expected viewing life of 2 to 3 years.

         In Q2-99 a total of $91,000 of costs associated with developing the 5th Avenue Channel and the related website were expensed in 1999 compared with $200,000 in Q2-98. Additionally, $100,000 were capitalized in TV production costs, while no such amounts were spent in 1998.

          Costa Rica's operating expenses as a percent of revenues declined in Q2-99 as its fixed operating expenses were spread over a larger subscriber base.

         OTHER EXPENSE. Other expense for Q2-99 included $153,000 of debenture discount accretion compared with $65,000 in Q2-98. The discount is related to the issuance of 12% convertible debentures totaling $595,000 in May 1998 and $500,000 in November 1998 (see Note 11 to the Consolidated financial statements).

         Interest expense in Q2-99 includes $52,000 on loans from the President, $22,000 on the license fees payable to the FCC for the undeveloped Wisconsin licenses and $28,000 of interest on the 12% convertible debentures in Q2-99. Q2-98 contained $13,000 of interest on loans from the President, no interest on the FCC license fees payable and only $11,000 of interest on the convertible debentures. Interest expense in Q2-99 also included $13,000 on the loan issued in conjunction with the purchase of IBC in 1999.

SIX MONTHS ENDED JUNE 30, 1999 ("YTD-99") AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 ("YTD-98').

         REVENUES. The Company had revenues of $1,732,000 for YTD-99 compared to $666,000 in YTD-98. Approximately 54% of the revenues are from sales of product and 46% from providing wireless cable TV services. All of the Company's revenues in YTD-98 were generated from the wireless cable television operations. The $1,066,000 increase in revenues is primarily due to the purchase of the assets of IBC and product sales through electronic mediums. Wireless cable TV contributed $130,000 of the increase as Costa Rican revenues increased 30% from $497,000 to $647,000 from an increased subscriber base. Revenues from the Lacrosse system declined $20,000 in YTD-99 from $ 169,000 in YTD-98 to $149,000 due to a decline in the subscriber base.

         DIRECT COSTS AND GROSS MARGIN. Direct costs of revenues for YTD-99 increased $695,000 to $796,000 compared to $101,000 in the YTD-98 period, due primarily to the sale of products. The gross profit margin varies on each product. The direct costs of the wireless cable operations vary in direct proportion to the revenue change as programming costs are generally paid per subscriber. The company expects its gross margin to increase significantly as the company offers more products and services over Company controlled electronic mediums.

         OPERATING EXPENSES. For the first 6 months of 1999, selling, general and administrative expenses increased from $666,486 to $1,731,996. These increases were due to the acquisition of the overhead, expenses and personnel of International Broadcast Corporation and increased personnel and expenses for the development of the Company's planned television channel. Operating expenses for YTD-99 also included significant costs of negotiating and coordinating fulfillment of products and services to be offered on the 5th Avenue Channel and website and preparing for the launch of the 5th Avenue Channel. The Company has added several executives in 1999 with experience selling products and services using electronic media. All promotional costs to establish a venue to sell products over electronic mediums are being expensed as incurred. Only TV program production costs and website related computer software costs are being deferred.

         A total of $328,000 of costs associated with developing programming for the 5th Avenue Channel and the related website were expensed in YTD-99 compared with $266,000 in YTD-98.

         Costa Rica's operating expenses as a percent of revenues declined as its fixed operating expenses were spread over a larger subscriber base in YTD-99 compared to YTD-98. However, the significant improvement in operating results in Costa Rica were partially offset by the deterioration in Wisconsin's results.

         OTHER EXPENSE. Other expense in YTD-99 includes $372,000 of debenture discount accretion compared with $69,000 in YTD-98. The discount is related to the issuance of 12% convertible debentures totaling $595,000 in May 1998 and $500,000 in November 1998.

         Interest expense was substantially higher in YTD-99 because of $68,000 of interest on loans from the President, $43,000 on the license fees payable to the FCC for the undeveloped Wisconsin licenses and $78,000 on the 12% convertible debentures. YTD-98 contained $26,000 of interest on loans from the President, no interest on the FCC license fees payable and only $11,000 on the convertible debentures. Interest expense in YTD-99 also included $13,000 on the loan issued in conjunction with the purchase of IBC in 1999.

         NET LOSS. The $2,401,000 net loss for YTD-99 includes $327,000 of website and product design costs related to the 5th Avenue Channel compared with $266,000 of similar costs in YTD-98. The YTD-99 loss also includes $372,000 of accretion of discount on the May and November 1998 compared to $69,000 in YTD-98.

The following table lists the unusual charges that affect the comparison of YTD-99 and YTD-98:

                                                           YTD-99       YTD-98
                                                          --------     --------
Website and 5th Avenue channel product design expense     $328,000     $266,000
                                                                       --------
Interest on 12% Convertible debentures                      78,000       11,000
                                                                       --------
Accretion of discount on convertible debentures            372,000       69,000

Total of non-comparable expenses                          $778,000     $346,000
                                                          --------     --------

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

Liquidity

         SOURCE AND USE OF CASH FOR 1999. In 1999 the Company received $1,521,000 of loan proceeds, net of repayments, from the President and majority shareholder, Melvin Rosen. Approximately $532,000 of the cash was used to purchase equipment and software for the website and $100,000 was used to produce TV programs. The remainder combined with $256,000 of the cash on hand at the beginning of the year was used to fund operating losses. On June 29, 1999 the Company received $500,000 in a private placement of 125,000 shares of common stock to an accredited investor.

         CONVERSION OF DEBT TO EQUITY. In 1999, the Company's President and holder of the $2,366,000 convertible debenture converted the debenture into 4,732,000 shares of the Company's common stock.

         The Company has made an offer to those people who hold Debentures that mature on October 31, 1999 to convert 50% at $2.00 and 50% at $6.00. To date, Debenture holders representing 75% of the outstanding Debentures have elected to convert at either the new offer or the original terms of the Debenture.

         COMPLETION OF ACQUISITION OF THE FIFTH AVENUE CHANNEL, INC. In March 1999, the Company completed its acquisition of all 100 of the outstanding shares of common stock of The Fifth Avenue Channel, Inc. ("Fifth Avenue") as follows:
25 shares from IBC Partners, a Florida general partnership of which Eric Lefkowitz, a director of the Company, is a partner; 65 shares from Melvin Rosen, the President and Chairman of the board of the Company; and 10 shares from Ivana Trump. In exchange, the Company issued an aggregate of 335,000 shares of its common stock, in proportion to their relative share ownership in Fifth Avenue. The Company also agreed to issue an aggregate of 665,000 additional shares of its common stock as follows: 332,500 shares if Fifth Avenue achieves gross revenues in excess of $10,000,000 for any calendar quarter and the remaining 332,500 shares if Fifth Avenue achieves either gross revenues in excess of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter.

         Additionally, the Company and Ms. Trump finalized an agreement (the "Consulting Agreement") whereby Ms. Trump will act as the hostess of The 5th Avenue Channel television channel and of 5thAvenueChannel.com and will provide certain other consulting and promotional services. Under the Consulting Agreement Ms. Trump is being paid a base fee of $10,000 per month and will receive additional fees for personal appearances. Ms. Trump also received three-year options to purchase an aggregate of 700,000 shares of the Company's Common Stock as follows: 200,000 shares at an exercise price of $5.00 per share; 200,000 shares at $8.00 per share; 200,000 shares at 12.00 per share; and 100,000 shares at $15.00 per share. The Consulting Agreement runs through December 31, 2001 and is automatically renewable for successive additional one-year terms unless terminated by either party with 60 days written notice.

         ACQUISITION OF INTERNATIONAL BROADCAST CORPORATION OF AMERICA, INC.(IBC). Effective January 4, 1999 the Company entered into an agreement in principle to purchase 100% of the assets and operations of IBC owned by Eric Lefkowitz and Ivan Rothstein directors of the Company. The Company issued 300,000 shares of its common stock and agreed to pay $450,000 in cash to purchase the assets and operations of IBC. IBC specializes in new product marketing on TV.

         ADDITIONAL DEBT OR EQUITY FINANCING REQUIRED. In the six months ended June 30, 1999, the Company used $1,075,000 of cash in its operating activities. The accompanying Consolidated Balance Sheet reflects current assets of $ 1,340,000 and current liabilities of $1,669,000 resulting in working capital deficiency of $329,000. Although the Costa Rican operations generate positive cash flow, the cash flow does not cover the corporate overhead or the costs associated with developing the products and services of the 5th Avenue Channel website and television channel.

         The Company needs additional financing for its ongoing operations including but not limited to its website and planned television operations. The Company intends to sell equity, debt or convertible debt to affiliates and other third parties. However, no assurances can be given that the Company will be successful in its financing activities.

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

         The Company has nearly completed an internal audit of its computer systems and software to determine what issues, if any, exist. Upon completion of its internal audit, the Company will evaluate the full scope of issues, related costs, and available remedies to insure the Company's systems continue to meet its internal needs. Any costs for system modifications will be expensed as incurred.

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

         The Company has adopted the provisions of SFAS No. 131 which establishes standards for reporting information about operating segments, geographic areas and major customers in annual and interim financial reports issued to shareholders.

         The Company does not expect SFAS 133, which establishes standards for accounting for derivative instruments and hedging activities, to affect its financial statements because the Company has not entered into derivatives contracts.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         SHARES OF COMMON STOCK ISSUED IN PRIVATE PLACEMENT. On June 29, 1999 the Company issued 125,000 shares of common stock in a private placement to an accredited investor in exchange for $500,000 in cash. The Company also agreed to issue three year warrants to purchase 15,000 shares of common stock at $5.00 per share and 5,000 shares at $6.00 per share.

         The foregoing securities were issued without registration under the Securities Act of 1933 as amended by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, such recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities.

ITEM 5.  OTHER INFORMATION

INVESTIGATION BY THE U.S. SECURITIES AND EXCHANGE COMMISSION (SEC). On June 9, 1999 the SEC issued an order directing an investigation of certain activities of the Company and other persons. The investigation focuses on whether the Company and other persons misrepresented certain of the Company's affairs in press releases and public filings. The commencement of an SEC investigation is part of the SEC's routine surveillance and enforcement program and, as expressed by the SEC, should not be construed as an adverse reflection on the Company and does not necessarily mean that any wrongdoing has occurred. The Company believes that it has not engaged in any conduct that would warrant the institution of legal proceedings against it by the SEC and is cooperating fully with the SEC staff.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         27.1     Financial Data Schedule (for Commission use only)

(b)      REPORTS ON FORM 8-K:

         1.Current Report on Form 8-K dated May 27, 1999, reporting the completion of the acquisition of the assets and operations of International Broadcast Consultants, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
               5TH AVENUE CHANNEL CORP.

               By: /S/ MELVIN ROSEN
                       Melvin Rosen, President and  Chief Executive Officer

               By: /S/ SAMUEL SIMKIN
                       Samuel Simkin, Vice President

                      (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
-------                     -----------

 27.1                       Financial data schedule