Form 10QSB
period 1999-09-30
5TH AVENUE CHANNEL CORP
filed 1999-11-15
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter period ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days. YES   NO X

As of November 12, 1999, there were 11,610,143 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES [ ]     NO [X]

                            5TH AVENUE CHANNEL CORP.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENT

PART I                FINANCIAL INFORMATION                             PAGE NO.

ITEM 1.               Consolidated Financial Statements
                        Balance Sheet as of September
                        30, 1999 (Unaudited) and December 31, 1998          3
                        Unaudited Statements of Operations for the
                        three months ended September 30, 1999 and
                        1998                                                4
                        Unaudited Statements of Operations for the
                        nine months ended September 30, 1999 and
                        1998                                                5
                        Unaudited Statements of Cash Flows for the
                        nine months ended September 30, 1999 and
                        1998                                                6
                        Notes to Unaudited Financial Statements             7

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION & RESULTS OF OPERATIONS           16

PART II               OTHER INFORMATION

Item 6.               Exhibits                                              23

SIGNATURE                                                                   24

                            5TH AVENUE CHANNEL CORP.

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                      SEPTEMBER     DECEMBER 31,
                                                         1999           1998
                                                     ------------    -----------
                                                     (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                          $    127,882    $   256,209
  Investment                                               71,400              -
  Accounts receivable, net                                254,438         41,559
  Inventory                                               509,731              -
  Loans receivable, related parties                        79,674         28,191
  Stock receivable                                      1,000,000              -
  Prepaid expenses and other current assets               143,103        104,629
                                                     ------------    -----------
   Total current assets                                 2,186,228        430,588

Property and Equipment, net                             1,565,809      1,323,404

Licenses, net                                           4,411,688      4,651,061

Deferred TV Production costs and other assets             214,991         87,119

Acquired Intangibles, net                               2,668,779        615,000

Stock Receivable                                          500,000              -
                                                     ------------    -----------
                                                     $ 11,547,495    $ 7,107,172
                                                     ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses              $  1,546,783    $   775,417
  Current portion of long-term debt                        88,969         26,840
  Loans and notes payable, related parties                388,248        972,529
  Accrued salary, President                               405,000        270,000
  Loan payable, President                               2,927,940              -
  Convertible debentures, net                           1,060,179        390,652
  Deferred revenue                                        841,400              -
                                                     ------------    -----------
   Total current liabilities                            7,258,519      2,435,438

Long-term debt:
  Deferred Revenue                                        500,000              -
  Convertible debenture to President                            -      2,366,000
  Convertible debentures, net                                   -        232,449
  License installment payment plan notes                  864,893        931,148
  Long term debt                                                -          1,960
                                                     ------------    -----------
                                                        8,623,412      5,966,995
                                                     ------------    -----------
Stockholders' Equity:
  Common stock                                              9,661          4,504
  Additional paid-in-capital                           16,576,632      9,942,225
  Deficit                                             (12,560,932)    (8,806,552)
                                                     ------------    -----------
                                                        4,025,361      1,140,177
Deferred Marketing Costs                               (1,101,278)             -
                                                     ------------    -----------
                                                        2,924,083      1,140,177
                                                     ------------    -----------
                                                     $ 11,547,495    $ 7,107,172
                                                     ============    ===========

                 See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

                                               1999          1998
                                            ------------   ----------
                                            (UNAUDITED)
Revenue:
  Product sales                             $    510,638   $        -
  Wireless cable                                 429,433      388,984
  Internet and television                        251,019            -
                                            ------------   ----------
    Total Revenue                              1,191,090      388,984

Direct Costs:
  Product sales                                  467,445            -
  Wireless cable                                  69,417       60,305
  Internet and television                        220,136            -
                                            ------------   ----------
    Total Direct Costs                           756,998       60,305

Gross Margin                                     434,092      328,679
                                            ------------   ----------

Operating Expenses:
  Selling, general and administrative          1,280,413      469,655
  Website and product design expenses             31,330      175,562
  Depreciation and amortization                  289,245      151,588
                                            ------------   ----------
                                               1,600,988      796,805
                                            ------------   ----------

Loss from Operations                          (1,166,896)    (468,126)
                                            ------------   ----------

Other Income (Expense)
  Accretion of debenture discount                (65,490)    (106,208)
  Interest expense                              (121,398)    (160,407)
  Interest income                                      -          434
                                            ------------   ----------
                                                (186,888)    (266,181)
                                            ------------   ----------

Net Loss                                    $ (1,353,784)  $ (734,307)
                                            ============   ==========


Net Loss Per Common Share - Basic and Dilut $      (0.14)  $    (0.08)
                                            ============   ==========

Weighted Average Number of Shares Outstandi    9,660,143     8,781,469
                                            ============   ==========

                 See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

                                               1999          1998
                                            -----------   -----------
                                            (UNAUDITED)
Revenue:
  Product sales                             $  1,446,197   $        -
  Wireless cables                              1,226,144    1,055,470
  Internet and television                        250,745            -
                                            ------------   ----------
    Total Revenue                              2,923,086    1,055,470

Direct Costs:
  Product sales                                1,125,186            -
  Wireless cables                                201,418      161,716
  Internet and television                        220,136            -
                                            ------------   ----------
    Total Direct Costs                         1,546,740      161,716

Gross Margin                                  1,376,346       893,754
                                            -----------   -----------

Operating Expenses:
  Selling, general and administrative         3,165,319     1,359,608
  Website and product design expenses           359,040       430,299
  Depreciation and amortization                 842,186       451,594
                                            -----------   -----------
                                              4,366,545     2,241,501
                                            -----------   -----------

Loss from Operations                         (2,990,199)   (1,347,747)
                                            -----------   -----------

Other Income (Expense)
  Accretion of debenture discount              (437,080)     (175,560)
  Interest expense                             (327,101)     (208,078)
  Interest income                                     -         1,762
                                            -----------   -----------
                                               (764,181)     (381,876)
                                            -----------   -----------

Net Loss                                    $(3,754,380)  $(1,729,623)
                                            ===========   ===========


Net Loss Per Common Share - Basic and Dilut $     (0.39)  $     (0.27)
                                            ===========   ===========

Weighted Average Number of Shares Outstandi   9,577,429      6,347,517
                                            ===========   ===========

                 See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

                                                                                  1999      1998
                                                                            -----------  ------------
                                                                            (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss                                                                  $(3,754,380) $ (1,729,623)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                               842,186       635,373
    Amortization of discount on convertible subordinated debentures             437,080             -
    Stock and options issued for services                                       101,861       151,938
    Amortization of deferred marketing revenue                                 (250,000)            -
    Amortization of deferred marketing costs                                    220,136             -
    Change in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in accounts receivable                               (146,129)        2,988
      Decrease in inventory                                                      59,066             -
      (Increase) decrease in prepaid expenses and other current assets          (38,474)       10,871
      Increase in accounts payable and accrued liabilities                      846,018       321,902
      Increase in deferred revenue                                               20,000             -
                                                                            -----------  ------------

       Net cash used in operating activities                                 (1,662,636)     (606,551)
                                                                            -----------  ------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                           (594,260)     (130,315)
  Deferred TV production costs                                                 (117,786)            -
  Net cash received in acquisition of IBC                                        40,381             -
  (Increase) decrease  in other assets                                           16,338      (114,234)
                                                                            -----------  ------------

       Net cash used in investing activities                                   (655,327)     (244,549)
                                                                            -----------  ------------

Cash Flows From Financing Activities:
  Net change in loans from President                                          1,804,484       206,600
  Repayment of loan from related party                                          (96,932)            -
  Net change in loans to related parties                                           (979)            -
  Proceeds from exercise of warrants                                                  -        50,000
  Proceeds from issuance of convertible debenture less $38,918 of costs               -       556,082
  Costs of registering common stock                                             (10,851)      (32,615)
  Proceeds from sale of common stock                                            500,000             -
  Repayment of Long-Term Debt                                                    (6,086)       (5,658)
                                                                            -----------  ------------

       Net cash provided by financing activities                              2,189,636       774,409
                                                                            -----------  ------------

Net Decrease in Cash and Cash Equivalent                                       (128,327)      (76,691)

Cash and Cash Equivalents, Beginning                                            256,209       113,207
                                                                            -----------  ------------

Cash and Cash Equivalents, End                                              $   127,882  $     36,516
                                                                            ===========  ============

                 See Notes to Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Nine Months Ended September 30, 1999

                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

  The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three months and nine months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented, have been made.

  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 1998 Form 10-KSB. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the nine months ended September 30:

                                                                1999          1998
                                                                ----          ----
Interest paid during the period                              $16,442        $7,850
Non-cash investing and financing activities:
  Conversion of debentures                               $ 2,366,000
  Stock issued for acquisition of IBC                      2,463,000
  Loan payable for acquisition of IBC, net                   450,000
  Shares received for services to be performed                71,400
  Warrants issued for services to be received              1,321,414
  Shares to be received for services to be performed       1,500,000

NOTE 3.  PROPERTY AND EQUIPMENT

                                                                               1999
                                                                               ----
Leasehold improvements                                                      $60,365
Furniture & office equipment                                                212,530
Web site software and hardware                                              339,364
Vehicles                                                                    133,371
TV signal rebroadcast & receiving equipment                               1,942,063
                                                                         ----------
                                                                          2,687,693

Less accumulated depreciation                                             1,121,884
                                                                         ----------
                                                                         $1,565,809
                                                                         ==========

NOTE 4.  LICENSES

LaCrosse, Wisconsin                               $371,493
San Jose, Costa Rica                             4,174,000
Stevens Point Wisconsin, Net                       355,625
Wausau Wisconsin, net                              483,736
                                                ----------
                                                 5,384,854

Less accumulated amortization                      973,166
                                                ----------
                                                $4,411,688
                                                ==========

UNITED STATES LICENSES

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

In July of 1998, the two Wisconsin licenses were granted to the Company, subject to the making of installment payments, effective as of July 25, 1997. The Company elected to participate in the installment payment plan, and two installment payment notes were entered into in the total amount of $951,479. The two notes are due quarterly over a ten year period commencing in October 1999. The interest rate is the effective rate of ten-year US Treasury obligations plus 2-1/2%.

In April of 1999, the Company tendered the first interest-only installment payments, with the conditional endorsement that they were to be applied to the Wisconsin licenses and not held to make good the Hickory default (See below). The installment checks were returned because of the conditional endorsement. The waiver request was resubmitted by the Company on May 14, 1999 and the Company is now awaiting action by the FCC. At September 30, 1999 the company has accrued but has not paid a total of $194,808 of interest charged by the FCC on the two notes.

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

NOTE 5.  DEFERRED TV PRODUCTI0N COSTS

During the second and third quarters of 1999, the Company incurred approximately $118,000 of TV production costs. These costs have been deferred and will be expensed over the expected viewing life of 1-3 years.

NOTE 6.  ACQUISITION AND ACQUIRED INTANGIBLES

  ACQUISITION OF THE 5TH AVENUE CHANNEL, INC.

Effective December 10, 1998 the Company acquired 100% of the capital stock of The Fifth Avenue Channel, Inc. ("5th Avenue") for 335,000 shares of the Company common stock and agreed to issue up to 665,000 additional "performance shares" as follows: 332,500 shares if 5th Avenue achieves gross revenues in excess of $10,000,000 for any calendar quarter and the remaining 332,500 shares if 5th Avenue achieves either gross revenues in excesss of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter.

The Company's controlling shareholder owned 65% of the 5th Avenue stock and accordingly that portion of the acquisition was recorded similar to a pooling of interests at the majority shareholders historical cost which was insignificant. The portion of 5th Avenue acquired from the minority shareholders was recorded at the estimated fair value of the common stock issued. When and if the performance shares are earned, they will be recorded at the estimated fair value and included in acquired intangibles.

5th Avenue's primary assets are intangibles and the $615,000 cost of acquiring the minority shareholders 5th Avenue stock was allocated entirely to acquired intangibles which will be amortized over 5 years. All of 5th Avenue's operating results were included in the Company's financial statements for 1998 and 1997.

  ACQUISITION OF IBC

In February of 1999 the Company signed a letter of intent to acquire all of the assets and business operations of International Broadcast Consultants of America, Inc (IBC) for $450,000 in cash and 300,000 shares of Company common stock. IBC was an innovator in the electronic media field, specializing in new product marketing on cable TV. The operations of IBC have been integrated with the Company for the entire nine months of 1999

The acquisition was effective January 4, 1999 and has been recorded as a purchase. The purchase was completed on May 12, 1999. The total consideration exceeded the estimated fair market value of the net tangible assets acquired by approximately $2,260,000. The excess has been recorded as acquired intangibles and is being amortized over 15 years.

A summary of the allocation of the $2,913,000 purchase price to the net assets acquired is as follows:

  Cash                                                   $40,381
  Accounts receivable                                     66,750
  Inventory                                              568,797
  Officer loans                                           88,406
  Equipment and leasehold improvements                    44,429
  Other assets                                            26,424
  Accounts payable assumed                             (103,621)
  Liabilities assumed                                   (78,874)
  Acquired intangibles                                 2,260,308
                                                      ----------
             Total purchase price                     $2,913,000
                                                      ==========

NOTE 7.  LOAN RESTRUCTURE AND CONVERSION OF DEBENTURE

On May 19, 1997, the Company entered into an agreement with Melvin Rosen ("Rosen") restructuring the $2 million debt for the Costa Rican licenses into a convertible debenture maturing in 12 months and bearing interest at 12% per annum. The principal amount of the debenture was increased $100,000 for expenses owed or reimbursable to Rosen at the issue date of the Debenture.

As consideration for this debt restructuring, the Company agreed to issue to Rosen (i) 180,000 shares of the Company's common stock with piggy back registration rights, (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares at $5.00 per share. Under the Agreement, Rosen became the President and Chairman of the Board and received the right to nominate two members to the Company's Board of Directors.

The Debenture was convertible by Rosen into the Company's common stock at any time after the issue date. The conversion price was equal to the lesser of (1) $.50 per share of common stock or (2) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date.

No interest was paid on the Debenture and the $153,033 of interest accrued from May 19, 1997 to December 31, 1997 was added to the Debenture balance in 1997.

In November of 1997, Rosen notified the Company of his intention to convert the Debenture into common stock on or before May 15, 1998. As inducement for the early conversion and for Rosen foregoing all interest on the Debenture after December 31, 1997 an additional $109,967 was added to the Debenture principal balance. The resulting $2,366,000 Debenture balance was converted into 4,732,000 restricted common shares in the first quarter of 1999 after the number of authorized shares was increased from 10,000,000 to 50,000,000.

NOTE 8.  PREFERRED STOCK AUTHORIZED BUT UNISSUED

The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and to permit the Board of Directors, without shareholder approval, to fix the rights, preferences and privileges including dividend rights, conversion rights, terms of redemption or liquidation preferences.

NOTE 9.  PRIVATE PLACEMENT OF COMMON STOCK

On June 29, 1999 the Company issued 125,000 shares of common stock in a private placement to accredited investors in exchange for $500,000 in cash. The Company also agreed to issue three year warrants to purchase (i) 15,000 shares of common stock at $5.00 per share and (ii) 5,000 shares at $6.00 per share.

NOTE 10.  STOCK WARRANTS, OPTIONS AND SHARES RESERVED

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

STOCK OPTIONS

As of December 31, 1998 the Company had outstanding stock options to purchase a total of 1,018,000 shares at prices ranging from $2 to $15. Approximately 1,000,000 of the options were granted in 1998 to employees and consultants. Options to purchase a total of 395,000 shares of common stock are required to be issued at exercise prices ranging from $2 to $16 per share, pursuant to product marketing agreements with KeyTrade and CRYO-CELL.

During 1999, the Company granted employees options to purchase a total of 67,500 shares of the Company's common stock at exercise prices equal to the closing price of the Company's stock at the date of grant plus $0.25. In addition, the Company granted consultants options to purchase a total of 35,000 shares of the Company's common stock at exercise prices equal to the closing price of the Company's stock at the date of grant plus $0.25.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" in accounting for options issued to employees.

The Company applies SFAS 123, "Accounting for Stock-Based Compensation" in accounting for options issued to non-employees. Compensation expense of approximately $102,000 was recognized during 1999.

UNDERWRITER STOCK WARRANTS

In connection with the public offering, the Company sold 240,000 Underwriter's stock warrants for $.001 per warrant. They consisted of warrants to purchase 100,000 shares of common stock at $7.50 per share and warrants to purchases 140,000 warrants at $.375 each entitling the underwriter to purchase an aggregate of 140,000 shares of common stock at $5.75 per share. The warrants are exercisable through May 10, 2000.

CONSULTING AGREEMENT

As part of a July 1997 consulting agreement, the Company granted 200,000 one year warrants and 100,000 three year warrants to purchase common stock at $2.50 per share. The warrants to purchase 200,000 shares were extended for an additional year in August 1998. The Company has agreed to modify the terms of the warrants and to extend them.

WARRANTS ISSUED TO SELLER OF COSTA RICAN LICENSES

See Note 7 for warrants to purchase 1,000,000 shares issued to the President in the restructuring of the $2,000,000 debt.

SHARES RESERVED

At September 30, 1999 the Company reserved 6,523,000 shares of common stock for future issuance pursuant to the aforementioned stock warrants, options and debenture conversion agreements.

NOTE 11.  12% CONVERTIBLE DEBENTURES

In early May 1998 the Company completed a private offering of $595,000 of 12% Convertible Subordinated Debentures (the "May Debentures") to accredited investors. The May Debentures are convertible into common stock at $2 per share. Interest is payable monthly and the debentures matured on October 31, 1999. The Company believes that all of the debenture holders will convert to shares of common stock.

Those debenture holders who do not convert will be paid principal and all accrued interest.

In November 1998 the Company completed a private offering of $500,000 of 12% Convertible Subordinated Debentures (the "November Debenture") to an accredited investor. The November Debenture is convertible into common shares at $2.50 per share. Up to 50 % of the November debentures can be converted after July 31, 1999 and the remaining 50% can be converted after December 31, 1999 unless redeemed earlier by the Company. Notwithstanding the early redemption by the Company, the debenture holder may convert no less than 50% of its original Debenture into common stock. Interest is payable monthly and the November debenture matures on April 30, 2000.

The Company recorded Additional Paid in Capital totaling $595,000 for the difference between the closing price of the Company's stock on the date the May debenture proceeds were received and the $2 conversion price for the May debentures. Approximately 50% of the $595,000 total discount was amortized as additional interest expense over the period from receipt of Debenture proceeds to February 28, 1999, the earliest potential conversion date for 50% of the Debentures. The remaining 50% of $595,000 was amortized ratably over the 14 months ending July 31, 1999.

The Company recorded Additional Paid in Capital totaling $325,000 for the difference between the closing price of the Company's stock on the date the November Debenture proceeds were received and the $2.50 conversion price for the November debentures. Approximately 50% of the $325,000 total discount was amortized as additional interest expense over the period from receipt of Debenture proceeds to July 31, 1999, the earliest potential conversion date for 50% of the Debentures. The remaining 50% of the $325,000 is being amortized ratably over the 14 months ending December 31, 1999.

A total of $437,078 of the discount was amortized as additional interest expense in the first nine months of 1999. The $34,821 remaining balance of the discount is included as a reduction of the convertible debenture balance and will be fully accreted by December 31, 1999.

NOTE 12. CO-MARKETING AGREEMENT

In May of 1999, the Company entered into a two year co-marketing agreement with a privately-held online securities brokerage firm. Under the term of the agreement, the brokerage firm is to be featured on the Company's website and television channel. In return, the brokerage firm is to promote the Company's products and services on its website. As compensation for promoting the brokerage firm on its website and television channel, the Company will receive a total of 500,000 shares of common stock of the brokerage firm, at the rate of 62,500 shares per quarter over the term of the agreement. In addition, the Company will receive a fee of $5,000 per month over the term of an exclusive period, such period to start on the launch of the television channel. As compensation for the brokerage firm to promote the products and services of the Company, the Company will issue to the brokerage firm warrants to purchase 195,000 shares of the Company's common stock at $2.00 per share, such warrants to expire at the end of the agreement.

The Company has accounted for the future receipt of the 500,000 shares as stock receivable and deferred revenue. The shares which were being offered at $5 in a private offering in August of 1999 were valued at their estimated fair value taking into consideration various valuation factors. Total revenue of $1,500,000 is being recognized ratably over the term of the agreement. For the four months ended September 30, 1999, the Company recognized revenue of $250,000.

The Company has accounted for the issuance of the warrants as deferred charges and additional paid in capital. The warrants were valued using the Black-Sholes option-pricing model. Total deferred charges of $1,321,414 will be recognized as expense ratably over the term of the agreement. For the four months ended September 30, 1999, the Company recognized expense of $220,136. The unamortized portion of the deferred charges is shown as a reduction of stockholders' equity.

NOTE 13.  SEGMENT INFORMATION

The Company currently operates in three segments, wireless cable TV services, product sales division, and 5th Avenue financial internet and television In 1998 the Company only had the wireless cable TV operations in Costa Rica and Wisconsin. Corporate overhead expenses are included in the internet and television segment. Information regarding the Company's three business segments and the geographic business units follows (in thousands):

                                                          OPERATING
                                                            INCOME
                                         REVENUES           (LOSS)               DEPRECIATION      AMORTIZATION
                                         --------         ---------              ------------      ------------
Third Quarter - 1999:

Product sales                                $511             $(230)                 $13                $0
Wireless cable:
  Costa Rica                                  327               (12)                  62                73
  Wisconsin                                   102               (48)                  45                 7
Internet and TV                               251              (877)                  21                68
                                              ---              -----                  --                --
        Total                              $1,191           $(1,167)                $141              $148
                                           ======           ========                ====              ====

Third Quarter - 1998:
Wireless cable:

  Costa Rica                                 $298              $(32)                 $34               $73
  Wisconsin                                    91               (23)                  31                 7
Internet and TV                                 0              (413)                   7                 0
                                                -              -----                   -                 -
         Total                               $389             $(468)                 $72               $80
                                             ====             ======                 ===               ===

Year to Date - 1999:

Product sales                              $1,446             $(478)                 $37                $0
Wireless cable:
  Costa Rica                                  974               (27)                 172               219
  Wisconsin                                   252              (169)                 133                20
Internet and TV                               251            (2,316)                  54               207
                                              ---            -------                  --               ---
           Total                           $2,923           $(2,990)                $396              $446
                                           ======           ========                ====              ====

Year to Date - 1998:
Wireless cable:

  Costa Rica                                 $795             $(159)                $112              $219
  Wisconsin                                   260               (92)                  84                21
Internet and tV                                 0            (1,097)                  14                 0
                                                -            -------                  --                 -
         Total                             $1,055           $(1,348)                $210              $240
                                           ======           ========                ====              ====

NOTE 14. SUBSEQUENT EVENT

In late October and November of 1999, the Company issued a total of 1,950,000 shares of common stock in private transactions to accredited investors in exchange for $4,462,500 in cash. In addition, the Company has a subscription agreement to sell an additional 50,000 shares for a total consideration of $150,000. Approximately $708,000 of the proceeds was used to repay loans from the President and $321,000 was used to complete the acquisition of IBC.

Finders fees, professional fees and other related costs approximated $350,000.

The following condensed pro-forma balance sheet shows the effect of the subsequent sales of common stock and repayment of loans:

ASSETS

Cash                                                                      $3,235,708
Current Assets                                                             2,058,346
Non Current Assets                                                         9,361,267
                                                                          ----------
  Total Assets                                                            14,655,321
                                                                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities (including a $2,219,727 loan from the
   President                                                               6,228,845
Long-Term Debt and Deferred Revenue                                        1,364,893
                                                                           ---------
  Total Liabilities                                                        7,593,738

Common Stock                                                                  11,661
Additional Paid-in-Capital                                                20,862,132
Deficit                                                                 (12,560,932)
                                                                        ------------
                                                                           8,312,861

Subscription Receivable                                                    (150,000)
Deferred Marketing Costs                                                 (1,101,278)
                                                                         -----------
  Total Stockholders' Equity                                               7,061,583

  Total Liabilities and Stockholders' Equity                             $14,655,321
                                                                         ===========

ITEM 2

MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & OPERATING RESULTS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to the Company which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition and divestiture strategies, margins, future ventures and expansion plans. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "except," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control including, for example: operating losses and accumulated deficits; limited operating history; management; ability to gain market acceptance and market share; ability to manage growth; Internet security risks; uncertainty relating to the evolution of the Internet as a medium for commerce; dependence on third party content providers; dependence on a continuing subscriber base and license rights; risks of international operations; Year 2000 problems; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC"). There can be no guarantee that forward looking statements will prove accurate, actual results may differ from the forward-looking statements.

INTRODUCTION

The Company was organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. On February 14, 1994 the Company changed its name to Tel-Com Wireless Cable TV Corporation and on March 17, 1999, the Company changed its name to 5th Avenue Channel Corp.

During the first two quarters of 1999, the Company focused on refining and implementing its Internet/Television strategy towards offering financial and entrepreneurial information, products and services. Subsequently the Company has focused on finalizing content, programming and carriage agreements necessary for the launch of its financial television channel and for the updating of its website. Consequently, the Company has generated to date insignificant revenue from its website. The Company expects to commence its marketing efforts and the generation of revenues from its website at the time of the launch of its revised website design as described below. The Company is in the process of creating a new division, NetVideoFinance, which will record and market live recorded interviews with top analysts from the top brokerage houses and investment banking firms around the United States and the world. The Company also enhanced its sales division with the addition of new product lines and staffing in preparation for the Christmas selling season.

TELEVISION OPERATIONS

The Company has commenced production of programming for its 5th Avenue Financial Television Network and is expecting to announce a launch date in the near future. The programming will provide current financial information about stocks and their markets, live interviews with analysts and other knowledgeable people with insights into growing companies, IPOs, rumors from the Street and useful personal finance tools. Key revenue streams are expected to be from advertising and from the sales of financial products and information promoted on the channel. The Company has signed its first cable carriage agreement with Comcast, one of the largest cable operators in the United States, to have the channel appear on CN8, which is Channel 8 on Comcast's cable boxes. The channel will launch with two hours per day from 10:00 A.M. to 12:00 noon to just over 2.5 million highly desirable homes in the New York, Baltimore and Philadelphia Designated Marketing Areas. The Company expects to be able to expand its programming into additional hours and homes on Comcast and is also currently working with other cable and satellite systems for additional carriage. The programming is expected to be simulcast live on the Company's website in searchable, streamable and downloadable formats and will also be available on FasTV.com.

WEBSITE OPERATIONS

The Company developed and operates 5thAvenueChannel.com, offering financial and other information as well as consumer products. The website was originally launched in December 1998. In March 1999 the website was revised with sections devoted to products, personal success and motivational information, financial resources, and links to other sites. In April 1999, the website launched its auction section, with collectible items in a number of categories including automobiles, antique furniture, antique bicycles, and clocks. The website is currently being redesigned to incorporate additional financial content, the Company's live television programming, and NetVideoFinance content. The website will also be resourced with information from Zacks Investment Research, as well as with financial services including online insurance, online tax preparation, online trading, online banking, online gift certificates, online mortgages, and success and motivation products from Nightingale-Conant. The Company expects its first revision to be completed no later than January 1, 2000, with additional programming and content later in the first quarter of next year. Key revenue streams are expected to be from advertising, product and subscription sales.

NETVIDEOFINANCE

The Company has commenced development of its NetVideoFinance division, which will record and market live interviews with experienced analysts and brokers from brokerage houses, fund managers, corporate executives and journalists, which will be available on 5thAvenueChannel.com, syndicated to other websites and e-mailed to users on a subscription basis. The Company owns the URL NetVideoFinance.com. Key revenue streams are expected to be advertising, syndication payments from other websites, and subscription services from end users.

SALES DIVISION

The Company recently employed new management in retail and wholesale product sales and distribution to manage the Company's expansion of the marketing of its products and services to the mass market and other retail chains, home shopping channels and other websites. The Company has added new product lines and has already received significant orders from such chains as K-Mart, Walgreens, Target, CVS and others for the Christmas season.

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

All amounts in the discussion that follows have been rounded to the nearest thousand.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("Q3-99") AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 ("Q3-98').

REVENUES

The Company had revenues of $1,191,000 for Q3-99 compared to $389,000 in Q3-98. Approximately 43% of the revenues are from sales of products, 36% from providing wireless cable TV services, and 21% from advertising revenue, primarily from the Key-Trade Co-Marketing Agreement, consisting of non-cash consideration. All of the Company's revenues in Q3-98 were generated from the wireless cable television operations. The $802,000 increase in revenues is primarily due to product sales through electronic mediums, and to advertising revenue. Wireless cable contributed $40,000 of the increase due to an increased subscriber base.

DIRECT COSTS AND GROSS MARGIN

Direct costs of revenues for Q3-99 increased $697,000 to $758,000 compared to $60,000 in the Q3-98 period, due primarily to the sale of products. The gross profit margin varies on each product. Also, new products are added and different products are promoted each quarter. Direct costs also increased in Q3-99 due to advertising costs. The direct cost of the wireless cable operations increased in Costa Rica, as the Company is offering more channels to its subscribers without an increase in fees, due to competition.

OPERATING EXPENSE

Selling, general and administrative expenses for Q3-99 increased by $810,000, from $470,000 in Q3-98 to $1,280,000 in Q3-99. This increase is mostly due to an increase in salary and related expenses, and contracted services, as the Company has increased its personnel to be ready for the launch of the website and television channel. The increase is also due to compensation expense of approximately $102,000 recognized in Q3-99 for options granted to non-employees. Selling, general and administrative expenses also included significant costs of designing products and services to be offered on the 5th Avenue Channel and on the Company's website. All promotional costs to establish a venue to sell products over electronic mediums are being expensed as incurred. Only software and hardware costs to design the website and to process product orders are being deferred and amortized over a 3 to 5 year period. TV program production costs are also deferred and will be expensed over the expected viewing life of 1 to 3 years.

In Q3-99 a total of $31,000 of costs associated with developing the 5th Avenue Channel and the related website were expensed, compared with $176,000 in Q3-98.

Costa Rica's operating expenses as a percent of revenues declined in Q3-99 as its fixed operating expenses were spread over a larger subscriber base.

OTHER EXPENSES

Other expenses for Q3-99 included $65,000 of debenture discount accretion compared with $106,000 in Q3-98. The discount is related to the issuance of 12% convertible debentures totaling $595,000 in May 1998 and $500,000 in November 1998 (see Note 11 to the Consolidated financial statements). The decrease in the accretion is due to the fact that the May Debentures were fully amortized during Q3-99.

Interest expense decreased by $39,000, from $160,000 during Q3-98 to $121,000 during Q3-99. This decrease is due to a decrease in the interest on the underdeveloped Wisconsin licenses, offset by an increase in interest on loans to the President, interest on the convertible debentures and interest on the loan issued in conjunction with the acquisition of IBC in 1999. Interest expense in Q3-98 included $108,000 of interest on the undeveloped Wisconsin licenses, compared with only $22,000 in Q3-99. Interest expense in Q3-99 includes $55,000 on loans from the President, as compared to $21,000 in Q3-98; $38,000 on the convertible debentures in Q3-99, compared to $18,000 in Q3-98; $5,000 on loan issued in conjunction with the purchase of IBC in 1999, with no such expense in Q3-98.

NINE MONTHS ENDED SEPTEMBER 30, 1999 ("YTD-99") AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 ("YTD-98').

REVENUES

The Company had revenues of $2,923,000 for YTD-99 compared to $1,055,000 in YTD-98. Approximately 49% of the revenues are from sales of product, 42% from providing wireless cable TV services, and 9% from advertising revenue, primarily from the Key-trade Co-Marketing Agreement, consisting of non-cash transactions. All of the Company's revenues in YTD-98 were generated from the wireless cable television operations. The $1,868,000 increase in revenues is primarily due to product sales through electronic mediums, and to advertising revenue. Wireless cable TV contributed $173,000 of the increase as Costa Rican revenues increased 23% from $795,000 to $975,000 from an increased subscriber base. Revenues from the Lacrosse system declined $8,000 in YTD-99 from $ 260,000 in YTD-98 to $252,000 due to a decline in the subscriber base.

DIRECT COSTS AND GROSS MARGIN

Direct costs of revenues for YTD-99 increased $1,385,000 to $1,547,000 compared to $162,000 in the YTD-98 period, due primarily to the sale of products. The gross profit margin varies on each product. Direct costs also increased in YTD-99 due to advertising costs. The direct cost of the wireless cable operations increased in Costa Rica, as the Company is offering more channels to its subscribers without an increase in fees, due to competition.

OPERATING EXPENSES

Selling, general and administrative expenses for YTD-99 increased by $1,805,000, from $1,360,000 in YTD-98 to $3,165,000 in YTD-99. This increase is due to an increase in salary and related expenses, and contracted services, as the Company has increased its personnel to be ready for the launch of the website and television channel. The Company has added several executives in 1999 with extensive experience selling products and services using electronic media. The increase is also due to compensation expense of approximately $102,000 recognized in Q3-99 for options granted to non-employees. Finally, the increase is due to an increase in advertising and promotional costs for negotiating and coordinating fulfillment of products and services to be offered on the 5th Avenue Channel and website and preparing for the launch of the 5th Avenue Channel. All promotional costs to establish a venue to sell products over electronic mediums are being expensed as incurred. Only TV program production costs and website related computer software costs are being deferred. In addition, the Company incurred significantly greater legal expenses in YTD-99 as compared to YTD-98.

A total of $359,000 of costs associated with developing programming for the 5th Avenue Channel and the related website were expensed in YTD-99 compared with $430,000 in YTD-98.

Costa Rica's operating expenses as a percent of revenues declined as its fixed operating expenses were spread over a larger subscriber base in YTD-99 compared to YTD-98. However, the significant improvement in operating results in Costa Rica were partially offset by the deterioration in Wisconsin's results.

OTHER EXPENSES

Other expense in YTD-99 includes $437,000 of debenture discount accretion compared with $176,000 in YTD-98. The discount is related to the issuance of 12% convertible debentures totaling $595,000 in May 1998 and $500,000 in November 1998.

Interest expense increased $119,000 from $208,000 during YTD-98 to $327,000 during YTD-98. This increase is due to an increase of $70,000 on interest on the 12% convertible debentures, an increase of $73,000 on interest on loans to the President, and interest of $19,000 on the loan issued in conjunction with the acquisition of IBC in 1999. This increase was partly offset by a decrease of $43,000 on interest on the Wisconsin licenses.

NET LOSS AND NON-RECURRING EXPENSES

The $3,754,000 net loss for YTD-99 includes $437,000 of accretion of discount on the convertible debentures compared with $176,000 of similar charges in YTD-98. The convertible debentures mature in the next six months and the related 12% interest charges will cease except for $34,000 of discount on debentures to be expensed in the fourth quarter of 1999 and approximately $41,000 of interest to maturity of the debentures, these costs are not expected to recur in the remainder of 1999 and future years:

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

LIQUIDITY

SOURCE AND USE OF CASH FOR 1999

In 1999 the Company received $1,805,000 of net loan proceeds from the President and majority shareholder, Melvin Rosen. On June 29, 1999 the Company received $500,000 in a private placement of 125,000 shares of common stock. In October of 1999, the Company issued a total of 1,950,000 shares of common stock in a private placement to accredited investors in exchange for $4,462,500 in cash.

To date the Company has funded its operations through loans, selling of the Company's common stock and operating revenues. The Company believes it has enough cash to fund operations for the next six months. The Company will have to raise substantial amounts of additional capital and/or financing to continue to execute its business plan. The Company is currently developing additional plans to raise the required funding. There can be no assurance that the Company can raise such funds.

The Company does not have any material commitments for capital expenditures.

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

RECENT ACCOUNTING PRONOUNCEMENT

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

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS

(a)      EXHIBITS:

         27.1     Financial Data Schedule (for Commission use only)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               5TH AVENUE CHANNEL CORP.

Date: November 15, 1999        By: /S/ MELVIN ROSEN
                                   ---------------------------------------------
                                       Melvin Rosen, President and
                                       Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
 27.1       Financial Data Schedule