Form 10KSB
period 1999-12-31
5TH AVENUE CHANNEL CORP
filed 2000-03-30
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _______________.

                          Commission File No. _________

                            5TH AVENUE CHANNEL CORP.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                     59-3175814
-----------------------------------------            -------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            3957 N.E. 163RD STREET
       NORTH MIAMI BEACH, FLORIDA 33160                       33160
-------------------------------------------          -------------------------
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

As of March 27, 2000 the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $28,301,340, based on the average of the closing bid and asked prices on that date of $5.03. As of that date, there were 12,274,702 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES      NO  X
                                                   ---     ---

                            5TH AVENUE CHANNEL CORP.
                                   FORM 10-KSB

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                                                                PAGE
FORWARD-LOOKING STATEMENTS........................................................................................ 1

PART I

ITEM 1.   DESCRIPTION OF BUSINESS................................................................................. 1

ITEM 2.   DESCRIPTION OF PROPERTY................................................................................. 9

ITEM 3.   LEGAL PROCEEDINGS....................................................................................... 9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................... 9

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS................................................ 9

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................................10

ITEM 7.   FINANCIAL STATEMENTS....................................................................................17

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................17

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT.....................................................................................18

ITEM 10.  EXECUTIVE COMPENSATION..................................................................................21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................24

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................................................................26


         As used in this 10-KSB, the terms "we," "us," "our," "the Company," and "5th Avenue" mean 5th Avenue Channel Corp. (unless context indicates a different meaning) and the term "common stock" means 5th Avenue Channel Corp.'s common stock, $.001 par value per share.

                           FORWARD-LOOKING STATEMENTS

         5th Avenue Channel Corp. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "except," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company is also subject to risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Company's substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in system development, ability to gain market acceptance and market share, ability to manage growth, Internet security risks and uncertainty relating to the evolution of the Internet as a medium for commerce, dependence on third party content providers and dependence on our key personnel.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         We were organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. On February 14, 1994, we changed our name to Tel-Com Wireless Cable TV Corporation and on March 17, 1999, we changed our name to 5th Avenue Channel Corp. Our principal executive offices are located at 3957 N.E. 163rd Street, North Miami Beach, Florida 33160, and our telephone number is
(305) 947-3010.

         We create and aggregate television and video content in niche categories and make this content available on our own television channels and websites. We also license this content to other websites and television channels. We operate wireless cable television systems in Wisconsin and Costa Rica and sell products to mass market retailers across the country through our subsidiary, 5th Avenue Channel Retail, Inc.

TELEVISION OPERATIONS

         We launched our television channel on March 6, 2000 with two hours of programming into 11 million homes. These homes were acquired through an agreement with America's Voice, and are made up of homes using cable, broadcast, EchoStar Dish Network, PrimeStar and C-Band satellite. This agreement expands to twelve hours per day on April 16, 2000 and we expect to increase our programming towards filling this time in the near future. We have also entered into a new agreement with Comcast Cable for two hours of programming into approximately 2.1 million homes commencing the first week of April 2000. This agreement replaces an earlier agreement with Comcast's CN8 subsidiary signed in 1999.

         We have also commenced discussions with other entities to expand carriage of our television signal. During our current two hour programming block, we are producing "Net Financial News," which consists of financial programming providing current financial information about the stock market, useful personal financial tools, and interviews with analysts and others about the financial markets and investing. Additional programming concepts are also being developed.

         Revenue streams are expected to be derived from the sale of advertising, the production of paid programming profiling different companies where these companies pay for the time and the production, sponsorships, and the sale of financial products promoted on the channel. We expect that the programming will also drive traffic to our website generating additional revenue from advertising, sponsorship and product sales. Our programming is also broadcast live on our website, NetVideoNetworks.com, from 10:00 A.M. to 12:00 P.M., rebroadcast during the remainder of the day, and is available in edited clip version by searchable keyword. We also have an agreement with Conus Communications Company to provide 1.5 minutes of content for each half hour episode of their syndicated daily television program, "First Business," which we expect to develop shortly. First Business is currently broadcast primarily into full power television stations that are network affiliates reaching over 70 million homes.

WEBSITE OPERATIONS

         We have completely revised our website, which is accessible through the
URL's: NetVideoNetworks.com, 5thAvenueChannel.com, 5AC.com, NetFinancialNews.com, and NFN.com. The website offers the latest news from our Net Financial News television program, stock tips, and research tools from Zacks Investment Research, IPO information from David Menlow, President of IPO Financials, Telescan and others. The website also offers direct access to our live and archived television programming and our NetVideoNetworks financial video archive.

         Revenue streams for the website are expected to be derived from advertising and product and subscription sales. We have already begun serving banner ads on our video player through which our live television and video archive can be viewed. We have also signed an agreement with iAgency, a Los Angeles based Internet advertising agency to assist us in developing our online advertising revenues and increasing traffic to our site. The website also contains direct access to a grouping of financial services from which we receive a percentage of sales or marketing fees. To supply these services, we have signed agreements with several providers including KeyTrade Online for online brokerage services; The Producers Group to supply term life insurance from General Life Insurance, a division of Metropolitan Life; Taxes4Less.com for online tax preparation, MonsterDaata.com for low cost transaction and real estate information services; and ITCareernet.com for online career recruitment services. We are currently in negotiations for online banking, mortgage, cellular telephone and internet connecting services.

NETVIDEONETWORKS

         We also intend to become a significant supplier of niche video content on the Internet. We have created a wholly owned subsidiary and are developing this business under the name NetVideoNetworks, we have applied for the trademark and registered the URL of "NetVideoNetworks.com". We intend to use this as the principal web address for our website activities. We have begun to implement this plan with the finance category. The next category we plan to enter is careers, and we have signed an agreement with INFE.com for the development of a careers section of our website which will provide video corporate profiles, job opportunities and video resumes.

         For the finance archive, we have commenced aggregating content in three ways. First, we are editing our television content into video clips by subject, with links to expanded text versions and additional research resources to help our viewer. These clips consist of current financial news and an ongoing series of educational and informational programming segments offering viewers the tools for personal finance. These segments are meant to provide us with ongoing asset value as the size of the archive grows. Second, we have begun searching for existing financial video content libraries to purchase or license for web distribution. Such programming will consist strictly of educational and informational programming that should also provide us with ongoing asset value. Third, we have begun to place broadcast quality cameras and Internet cameras into the offices of financial experts in institutions throughout the country. We have already signed agreements with Zacks Investment Research, KeyTradeOnline, Solomon Smith Barney, Westrock Securities, IPO Financial and others and we have hired a sales team to quickly expand the placement of these cameras across the country. We have also provided cameras to Patagon, a large Latin American financial portal, to place them in offices in Miami, Brazil and Argentina. Through these cameras, financial experts will be uploading daily 2-5 minute video clips providing information on stocks, IPO's, industry sector and trend analysis, and educational and informational tools about personal finance and the stock market. Cameras installed at companies for the careers archive will also be used to supply corporate video profiles and interviews with CEO's and CFO's. We also intend to video enable earnings calls and conferences.

         The entire archive is accessible through our website's video viewer and will be licensed to other financial sites. We intend to accomplish this distribution through our own sales team and through the sales team of Zacks Investment Research, which already supplies financial content to over 1,500 financial websites. Revenue streams are expected to come from advertising, syndication payments from other websites, and subscription fees from end users.

         The focus of our core business has changed from being a lifestyle business that focused on the luxury market, towards a broader concept that takes advantage of the international deployment of broadband delivery technologies and the convergence of television and the Internet. Our core business has become the creation of NetVideoNetworks, which contains within it an ongoing series of niche video networks, commencing with the finance category. We also intend to create a channel which will focus on the luxury goods market.

SALES DIVISION

         In early 1999, we acquired the assets of International Broadcast Consultants of America, Inc. ("IBC") including the rights to distribute a variety of products through retail, television and other channels of distribution. Subsequently, we formed a wholly-owned subsidiary, 5th Avenue Channel Retail, Inc., to manage and expand the marketing, sale and distribution of consumer products. This subsidiary manages the sale of products to the home shopping networks, retail store chains and wholesale distributors. We anticipate expanding into Internet and international sales.

         We recently signed an agreement with Signature Products, Inc. for exclusive distribution rights in North and South America for a teen cosmetic line called Body Jewels. The first product was launched on September 1, 1999 and as of December 31, 1999, we sold approximately $885,000 of this product line, subject to the customer's right to return the product during a limited period of time. These sales reflected Christmas orders from stores. Sales for first quarter 2000 were significantly lower, reflecting the seasonality of the retail industry. We are currently expanding our product line and we expect to start selling these additional items during the second quarter of 2000. We are supplying the Body Jewel products to mass market retailers in the United States, including Wal-Mart, Target, Walgreens, CVS, Longs, Albertson's and Meijers as "promotional suppliers". Higher level access to retail chains is available if we achieve "approved ongoing supplier" status, which we have applied for. We also recently signed an agreement with Keenwheels, Inc., granting us exclusive domestic distribution rights to a product called PermaCap which is a gas cap that is not removed. The Company is expecting to launch the product into the mass market and on television in the second quarter of 2000.

WIRELESS CABLE TELEVISION

         We are also a developer, owner and operator of wireless cable television systems in Costa Rica and LaCrosse, Wisconsin. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. We provide television and related cable services for multiple dwelling units, commercial locations and single family residences.

         LACROSSE, WISCONSIN. We operate a wireless cable television system in LaCrosse, Wisconsin. Our business began on August 24, 1993, when we entered into an agreement with Grand Alliance LaCrosse (F) Partnership and Home/Systems Joint Venture, which ultimately provided for the lease and purchase of the LaCrosse System.

         We began transmitting programming in LaCrosse in December 1994 and presently have approximately 800 subscribers in LaCrosse. There are approximately 70,000 households within the LaCrosse system's 25-mile signal pattern. We currently offer 22 channels in LaCrosse, consisting of 17 wireless cable channels and 5 local off-air (VHF/UHF) broadcast channels.

         We own main transmitters, encoding equipment, antenna, cables, cable boxes, satellite dishes, beam benders, computer hardware and software that is utilized in this business and located in LaCrosse.

         COSTA RICA. We acquired certain rights to up to 18 pay television broadcast channels in Costa Rica in February 1996. Three channels are UHF frequencies (Channels 56, 58 and 60); three are "super band" frequencies (Channels 35, 37 and 39); and 12 are microwave frequencies similar to those used in our LaCrosse system. At the time we acquired these licenses, the three "super band" channels were in full operation broadcasting a scrambled signal of pay television programming to approximately 1,700 subscribers. We currently broadcast pay television programming over the three super band channels and the three UHF channels in our Costa Rican system. We presently have no plans to use the additional 12 microwave channels.

         As of December 31, 1999, we have approximately 5032 subscribers in our Costa Rican System. There are approximately 580,000 line-of-sight households in the central valley that are reachable from our present transmission facility. All 18 channel licenses may be used exclusively anywhere in Costa Rica, thereby allowing us to expand our service beyond the central valley.

         We own television and microwave transmitters, cable head-end equipment, encoding equipment, antenna, installation trucks, cable boxes, satellite dishes, computer hardware and software that are used in this business and which are located in Costa Rica.

MARKETING

         We expect to use a variety of methods to drive traffic to our channel and website and to promote product sales. These methods include advertising banners on other websites, listings with major search engines, advertising outside of the Internet, including print and radio, Internet affiliations, and joint venture marketing agreements with such websites as Zacks.com, KeyTradeOnline.com, and others. We also are using our television channel to drive traffic to our website and using the website to drive viewers to our television channel.

         We utilize media advertising, telemarketing, direct mail, and door-to-door marketing to increase our subscriber base both in the LaCrosse system and the Costa Rican system. We emphasize value, reliability of service, quality and reliability of equipment, and picture quality in our marketing programs.

GOVERNMENT REGULATION

         INTERNET/E-COMMERCE. There are currently few laws or regulations that specifically regulate commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, pricing and characteristics and quality of products and services. Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the FCC in the same manner as other telecommunications services.

         The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local levels and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. A recently-passed law places a temporary moratorium on certain types of taxation of Internet commerce. We cannot predict the effect of current attempts at taxing or regulating commerce over the Internet.

         WIRELESS CABLE TELEVISION - UNITED STATES. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things: to issue, revoke, modify and renew licenses within the spectrum available to wireless cable, to approve the assignment and/or transfer of control over such licenses; to determine the location of wireless cable systems" to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity requirements on wireless cable operators. The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a franchise from a local authority and is subject to fewer local regulations than a hard-wire cable system. In addition, utility poles and dedicated easements are not necessary.

         In the Telecommunications Act of 1996, the U.S. Congress changed the focus of government oversight of the communications industry from regulation to facilitating competition. Congress has passed laws, and the FCC has adopted rules and regulations, to encourage competition among various providers of communication services. While current FCC regulations are intended to promote the development of a competitive pay television industry, the rules and regulations affecting the wireless cable industry may change in the future, and such changes could have an adverse effect on our business.

         In September 1998, the FCC expanded the uses of the wireless cable spectrum by adopting what is called the "Two Way Rule." The Two Way Rule permits the use of wireless cable frequencies for two way digital communications where previously this spectrum could be used only for the one way transmission of television programming. This change in the FCC regulations makes it possible for a wireless cable operator to provide data transmissions, such as high speed internet access service, or voice transmissions, such as local loop telephone service, as well as television programming, in its service area. The provision of Internet service or telephone service, however, would require a substantial financial commitment on our part. At this time, we do not plan to expand into the internet service business or the telephone business at its wireless cable system in La Crosse.

         The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") allows state and municipal governments to regulate cable equipment and "basic" tier (i.e., broadcast, local public access, governmental and educational channels) cable rates for traditional hard-wire cable systems. The Cable Act gave the FCC the authority to regulate rates on the "cable programming service" tier (i.e., cable networks and all video programming not on the basic tier) and the Commission regulated such rates for the last seven years. The Telecommunications Act of 1996 provided that rate regulation by the FCC was to be phased out in three years, and as of March 31, 1999, the FCC no longer has the authority to regulate any cable rates. Thus, cable operators are now free to offer discounts to our subscribers or potential subscribers.

         The Telecommunications Act of 1996 also permits telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the wireless cable industry. To date, the telephone companies have not entered the video distribution business to any significant extent, but that could change at any time, and such change could have an adverse effect on our business.

         Over the last few years, competition for the wireless cable industry has also come from direct broadcast satellite carriers, a service which has grown rapidly to over ten million subscribers nationwide. On November 29, 1999, as part of the Omnibus Appropriations Act of 1999, the President signed into law the Satellite Home Viewer Improvement Act, which gives satellite carriers the right to carry local television stations to subscribers in the stations' own markets for the first time. At this point, it is too early to tell what impact this new legislation will have on the wireless cable industry as a whole or on us in particular.

         WIRELESS CABLE TELEVISION - COSTA RICA. Television operations in Costa Rica are regulated mainly by the Radio and Television Law - Ley de Radio y Television, No. 1758 of June 19, 1954, as amended (the "Law"); the Regulation of Wireless Stations - Reglamento de Estaciones Inalambricas, No. 63 of December 11, 1956, and the Broadcasting Rule of Atlantic City and the International Agreements Regarding Broadcasting executed in Washington, D.C., on March of 1949, which have been ratified by the Congress of Costa Rica. According to the Law, television operations can only be established, conducted and exploited by means of a concession granted by the Radio Control Office ("RCO"), upon payment of the taxes and completion of all formal requirements imposed by the Law.

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

COMPETITION


         INTERNET. The Internet business is highly competitive. New companies are being established everyday and any business set up on the Internet, including our website, may face competition from a variety of existing or upcoming websites. Many of these competitors may have greater financial, technical and marketing resources, greater name recognition and better strategic relationships. Consequently, we have been focusing on the creation and aggregation of our own video content through the signing of exclusive or first priority agreements with content suppliers and through the development of our own programming through our television channel. Content of immediate value will drive traffic to our site, and content of long term value creates a valuable asset base for our Company. We believe that our ability to effectively compete in this market will depend on our ability to build a significant archive, sign distribution agreements for the licensing of the content to other websites, develop our brand name and drive traffic to the site.

         The business of finance on the Internet is highly competitive. Many companies such as On24, CBS MarketWatch, CNBC and CNNfn have established websites that offer financial and business information and services, and it is our belief that many new websites will be created and they may decide to add significant video services as part of their concept.

         TELEVISION. The television business is highly competitive. New channels face competition from a variety of existing television channels and networks. Consequently, we have been focusing on creating proprietary programming to help distinguish our television channel from other networks. Ultimately, the quality of our programming will determine our success in this environment.

         WIRELESS CABLE TELEVISION. The pay television industry is highly competitive. Wireless cable television systems face competition from several sources, including established hardwire cable companies.

         In Costa Rica, three hard-wire cable companies are our primary, direct competitors. We estimate that within our signal pattern for Costa Rica, fewer than 20% of the households are hard-wire cable subscribers and no more than an additional 10% have access to hard-wire cable services. The three hard-wire cable companies in Costa Rica currently offer up to 46 (11 local, 35 international), 48 (13 local, 35 international), and 36 (9 local, 27 international) channels, and charge approximately $22, $25, and $23 per month, respectively, for basic programming (movies are additional), and approximately $15, $23, and $23, respectively, for installation services. None offers pay-per-view programming or addressable converters. All three companies offer discounts for long-term contracts. We offer a package of 28 channels (22 local off-air, 6 international) for a monthly fee of approximately $15 to $17, plus installation. Based on our existing subscriber base of approximately 5,500 households that presently pay an average of $16 per month for six channels of programming and the very limited penetration of hard-wire cable into this market, we believe that we provide a competitive programming alternative to hard-wire cable.

         PRODUCT SALES. Our product sales division competes with all other suppliers of merchandise to home shopping channels, retail stores and distributors such as Telebrands, Emson, Media Brands and Media Group. Our ability to compete in this market will depend upon the pricing and uniqueness of our products.

EMPLOYEES

         As of March 21, 2000, we had 74 full-time employees in our North Miami Beach, Florida, LaCrosse, Wisconsin, Pelham, New York and Costa Rica offices, including 10 management, 7 sales and marketing, 31 technical support, 22 clerical employees and 4 financial news anchors. We maintain various employee group benefit plans and experience good employee relations.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease approximately 4,500 square feet of general office space at 3957 Northeast 163rd Street, North Miami Beach, Florida 33160 used as its principal executive offices. The lease has a five-year term that commenced May 8, 1998 and provides for an initial annual rent of $60,750 and increases annually to a maximum of $78,780 in the fifth year.

         We lease approximately 1,300 square feet of space at 3953 Northeast 163rd Street, North Miami Beach, Florida 33160. This space is leased in conjunction with the property above and is used as additional office space. The lease has a five-year term that commenced May 8, 1998 and provides for an initial annual rent of $17,550 increasing each year to a maximum of $22,750 in the fifth year.

         We lease approximately 2,500 square feet of space for our warehouse located at 2055 N.E 151st, N. Miami, FL, 33161. The lease has a four-year term, expiring on March 31, 2003, and provides for an initial annual rent of $10,800, with a 10% increase every year thereafter.

         We lease approximately 2,000 square feet of space in La Crosse, Wisconsin for our wireless cable division. The lease provides for a one-year term, renewing annually, with an annual rent of approximately $15,500.

         We lease approximately 750 square feet of office space at 629 Fifth Avenue, Pelham, New York 10803 which is used to house our retail sales operations. The lease has a three-year term that commenced March 29, 1999 and provides for an annual rent of $13,560 for the first two years and $13,967 for the third year.

         We rent office space in Costa Rica from our President. This arrangement is on a month-to-month basis, and during 1999, we paid Mr. Rosen approximately $14,000.

         On January 10, 2000, we entered into a one year agreement with a television broadcasting facility located at 7291 NW 74th Street, Miami, Fl 33316 to lease space for our television studio and newsroom and to utilize the facility's control room and uplink equipment. On March 1, 2000, this agreement was amended to also include technical equipment for producing the live television show and programming. The monthly fees for these services are $72,000.

ITEM 3.  LEGAL PROCEEDINGS

          On June 9, 1999, the SEC issued an order directing an investigation of certain of our activities and the activities of others. The investigation focuses on whether we and other persons misrepresented certain of our affairs in press releases and public filings during 1998 and the early part of 1999. The commencement of an SEC investigation is part of the SEC's routine surveillance and enforcement program and, as expressed by the SEC, should not be construed as an adverse reflection on us and does not necessarily mean that any wrongdoing has occurred. We do not believe that we have engaged in any conduct that would warrant the institution of legal proceedings against us by the SEC and we are cooperating fully with the SEC staff.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK. Our common stock, par value $.001 per share, (the "Common Stock") has been listed on the NASDAQ SmallCap Market since May 3, 1995, initially under the symbol "TCTV" and since March 25, 1999 under the symbol "FAVE". Warrants to purchase the Common Stock have traded on the over-the-counter market since May 1995 under the symbol "TCTVW," and since March 25, 1999 under the symbol "FAVEW."

         The following table sets forth the range of high and low prices for the Company's Common Stock for each quarterly period indicated, as reported in the NASDAQ Small Cap Market. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions:

                                                 COMMON STOCK($)
                                         ------------------------------
QUARTER ENDED                                 HIGH                LOW
-------------

December 31, 1999                             6.750              2.000
September 30, 1999                            7.437              2.375
June 30, 1999                                11.500              3.500
March 31, 1999                               12.750              7.500


QUARTER ENDED                                 HIGH                LOW
-------------

December 31, 1998                            17.625              1.375
September 30, 1998                            5.875              2.000
June 30, 1998                                 6.938              2.250
March 31, 1998                                2.625              1.750

         RECORD HOLDERS. As of March 27, 2000, The approximate number of record holders of the Company's Common Stock is 2,243.

         DIVIDEND POLICY. We have never paid cash dividends on our Common Stock and we intend to retain any future earnings for the operation and expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is an analysis of our results of operations and our liquidity and capital resources. To the extent that such analysis contains statements that are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.

         During 1999, we operated in three segments, wireless cable television services, product sales, and Internet/television. In 1998, we only operated wireless cable television operations in Costa Rica and Wisconsin. Corporate overhead expenses are exclusively included in the internet and television segment for 1999 due to the shift in our business model from focusing on wireless cable to the Internet and television production.

RESULTS OF OPERATIONS (IN THOUSANDS)

                                                                       %
                                                                    Increase
                                                 1999       1998   (Decrease)
                                               -------    -------    -------
          REVENUE
         Product sales                         $ 2,196    $  --         --
         Wireless cable:
           Costa Rica                            1,279      1,093         17%

           Wisconsin                               317        360        (12%)

         Corporate, Internet and TV               --         --
                                               -------    -------

              Total                            $ 3,792    $ 1,453        161%
                                               =======    =======

         DIRECT COSTS
         Product sales                         $ 1,679    $  --         --
         Wireless cable:
            Costa Rica                             321        149        116%
            Wisconsin                               72         86        (16)
         Corporate, Internet and TV               --         --
                                               -------    -------
              Total                            $ 2,072    $   235        782%
                                               =======    =======

         OPERATING EXPENSES
           SELLING, GENERAL & ADMINISTRATIVE
         Product sales                         $   898    $  --         --
         Wireless cable:
            Costa Rica                             590        795        (26%)
            Wisconsin                              338        262         29%
         Corporate, Internet and TV              2,772      1,072        158%
                                               -------    -------
              Sub total                          4,598      2,129        116%
                                               -------    -------

           WEBSITE & PRODUCT DESIGN
         Corporate, Internet and TV                533        697        (24%)
                                               -------    -------
         PROVISION FOR ASSET IMPAIRMENT
         Corporate, Internet and TV               --          350       (100%)
                                               -------    -------

           DEPRECIATION AND AMORTIZATION
         Product sales                              16       --
         Wireless cable:
            Costa Rica                             450        454       --
            Wisconsin                              137        137       --
         Corporate, Internet and TV                311         14       2114%
                                               -------    -------
              Sub total                            914        605         51%
                                               -------    -------
                       Total                   $ 6,045    $ 3,781         60%
                                               =======    =======


         INTEREST INCOME (EXPENSE)
         INTEREST INCOME
         Corporate, Internet and TV            $    18    $  --         --
          Costa Rica                                 1          2        (50%)
                                               -------    -------
              Sub total                             19          2        850%
                                               -------    -------

            ACCRETION OF DEBENTURE DISCOUNT
         Corporate, Internet and TV               (472)      (448)         5%
                                               -------    -------
           OTHER INTEREST EXPENSE
         Corporate, Internet and TV               (399)      (288)        39%
                                               -------    -------
                      Total                    $  (852)   $  (734)        16%
                                               =======    =======


         NET LOSS
         Product sales                         $  (398)   $  --         --
         Wireless cable:
           Costa Rica                              (82)      (303)       (73%)
           Wisconsin                              (230)      (125)        84%
         Corporate, Internet and TV             (4,468)    (2,870)        56%
                                               -------    -------
              Total                            $(5,178)   $(3,298)        57%
                                               =======    =======



Revenues

         We had revenues of $3,792,000 for 1999 compared to $1,453,000 in 1998, an increase of $2,339,000 or 161%. Approximately $2,196,000 of this increase was derived from product sales primarily to home shopping channels and sales of our teen cosmetic line. Wireless cable television services accounted for $143,000 of the increase in 1999 due to an increased subscriber base in Costa

Rica (from 4,763 in 1998 to 5,032 in 1999), despite a reduction in revenues of $43,000 in Wisconsin due to a decrease in the subscriber base (from 941 in 1998 to 799 in 1999).

         Product sales during the first three months of 2000 were significantly lower than in 1999 due primarily to the seasonality of the products sold. We expect sales to increase as the year progresses.

         Some providers of the programming that we rebroadcast in LaCrosse, Wisconsin, increased the rates charged per subscriber when the contracts are renewed. To date these increases have not been significant and toward the end of the year, we increased our rates to pass the additional programming costs onto our subscribers. We also added a new transmitter, allowing us to provide local channels to our customers. As a result of these changes, we expect revenue from our Wisconsin operations to increase.

         As of March 27, 2000, the number of subscribers in Costa Rica remains constant. We therefore expect the same trend in the year 2000.

Direct Costs

         Direct costs for 1999 increased $1,837,000 to $2,072,000 from $235,000 in 1998, an increase of 782%. This increase was due primarily to $1,679,000 in costs incurred from adding the product sales division. Direct costs for the wireless cable operations increased 172,000 in Costa Rica due to our offering more channels to subscribers throughout 1999, and increasing subscription fees in December 1999. Direct costs in Wisconsin decreased $14,000 due to a decrease in the number of subscribers.

Operating Expenses

         Operating expenses during 1999 increased by $2,264,000, or 60%. This category includes selling, general and administrative expenses, website and product design, depreciation and amortization.

         Selling, general and administrative expenses increased by $2,469,000 or 116%, due primarily to an increase in salary and related expenses of approximately $942,000 and contracted services of $585,000 as we added personnel for the development and launch of the website and television channel. In addition, we incurred legal fees of approximately $182,000 during 1999 compared to $39,000 in 1998. Furthermore, we incurred substantially higher fees for advertising, travel and promotion in an effort to promote the company, and higher rent, insurance, telephone, freight and utilities due to the addition of the product sales division.

         We incurred $533,000 of website and software development costs in 1999 compared to $697,000 in 1998, a 24% decrease. These costs were greater during the 1998 period as we incurred greater costs in the initial development of the website.

         During 1998, we provided a provision of $350,000 for asset impairment associated with the underdeveloped Wisconsin licenses.

         Depreciation and amortization costs increased to $913,000 in 1999 compared to $605,000 in 1998, an increase of $308,000 or 51%. This increase was due to the amortization of goodwill resulting from the acquisitions of Fifth Avenue Channel, Inc. and IBC, as well as the addition of fixed assets including furniture, office equipment and television rebroadcast and receiving equipment.

Interest Expense

         Interest costs increased to $871,000 in 1999 compared to $736,000 in 1998, an increase of $135,000 or 18%. This increase is partly due to an increase of $24,000 debenture discount accretion associated with the issuance of convertible debentures in May and November of 1998.

         The remaining $111,000 increase is due primarily to an increase of $114,000 in interest on loans from our President, an increase of approximately $60,000 on the convertible debentures, offset by a decrease of approximately $43,000 on interest on the license fee payable to the FCC. Interest on the license fee payable included a one-time charge of approximately $110,000 in 1998.

Net Loss

         Net losses for 1999 increased to $5,178,000 compared to $3,298,000 in 1998, an increase of $1,880,000 or 57% due primarily to an increase of $1,598,000 in losses associated primarily with operations and the development of our Internet and television operations.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USE OF CASH

         To date, we have funded our growth and operations through (i) the sale of our common stock, (ii) the sale of debentures, and (iii) loans, primarily from our President, Mr. Rosen. Cash provided by financing activities was $5,407,000 for 1999 compared to $1,758,000 for 1998. The cash provided from financing activities for 1999 came from sale of our common stock for net cash proceeds of approximately $4,780,000, and from loans in the aggregate principal amount of approximately $1,804,000 from Mr. Rosen. Since 1996, Mr. Rosen has made loans to us on an ongoing basis. During 1998, Mr. Rosen had loaned us approximately $935,000 and we repaid him approximately $275,000.

          In November 1999, we used $708,000 of proceeds received from the sale of our common stock to fully repay loans from Mr. Rosen in the aggregate principal amounts of $79,000 at 18% interest and $300,000 at 10% interest and applied $329,000 to the balance of an 8% loan. As of December 31, 1999, the remaining balance of the 8% loan was approximately $2,268,000 including accrued interest of $243,000. This balance payable to Mr. Rosen plus any accrued interest is due on demand. In October 1999, we also used approximately $321,000 of the proceeds from the sale of our common stock to fully repay the balance of the note issued in connection with the purchase of IBC. The balance of the proceeds from the sale of common stock was used to fund our operations.

         During 1999, we paid certain debt of IBC totaling $333,365 for which the owners of IBC, Mr. Lefkowitz and Mr. Rothstein agreed to repay in 10 annual installments of $49,681, including interest at 8%. This loan is collateralized by a total of 55,562 of our common stock owned by Mr. Lefkowitz and Mr. Rothstein.

         Cash used in operating activities was $2,667,000 in 1999 and $1,324,000 in 1998. The cash used during these periods was primarily attributable to net losses of $5,178,000 for 1999 and $3,298,000 for 1998. These losses were offset in part by depreciation and amortization and amortization of the discount on the convertible debentures. We also had an increase in accounts payable and accrued liabilities of $947,000 for 1999 compared to $301,000 for 1998.

         Cash flows from investing activities included investments in property and equipment of $491,000 compared to $229,000 for 1998, and deferred television production costs of $114,000 during 1999 due primarily to the development of our channel and website

         Subsequent to December 1999, approximately $800,000 was spent in capital expenditure for our television studio and internet site. We currently expect to spend approximately $400,000 in additional capital expenditure for our television and internet business and our corporate business.

         CONVERSION OF DEBENTURE TO COMMON STOCK

         During 1999, Mr. Rosen converted the $2,366,000 convertible debenture he obtained in connection with the debt restructuring agreement into 4,732,000 shares of our common stock. As part of the consideration for early conversion of the debenture, Mr. Rosen agreed to forego all interest on the debenture from December 31, 1997.

         In December 1999, the May convertible debentures in the principal amount of $595,000 were converted into 297,500 shares of our common stock, and $70,117 of accrued interest thereon was converted into 35,059 shares of our common stock. In addition, the November convertible debenture in the principal amount of $500,000 was converted into 200,000 shares of our common stock, and $55,000 of accrued interest thereon was converted into 22,000 shares of our common stock.

         WORKING CAPITAL DEFICIT AND MANAGEMENT PLAN

         The accompanying financial statements reflect current liabilities of $4,295,000 and current assets of $3,022,000, resulting in a working capital deficit $1,273,000. Approximately $2,268,000 of the working capital deficit consists of amounts owed to Mr. Rosen. Operating losses for 1999 were $4,326,000. Operating deficits will continue until such time as substantial revenues are generated from our channel and website.

         We have formulated, and we are in the process of implementing a business plan intended to develop new and increased revenues and gross profit in all of its areas of operation. This plan includes the following:

         o The expansion of the number of hours and homes into which we are delivering our recently launched television programming; the sale of advertising during our programming hours; and the syndication of our television programming to other television channels and networks.

         o The development and implementation of advertising models for banner and streaming advertising revenues on our website and video viewer; the development and implementation of sales plans for the sale of our financial products to consumers and other websites; and the licensing of our NetVideoNewtorks archival content to other websites.

         o The addition of new products into the retail product line to increase sales and profits. In addition, we are looking into developing markets for our products internationally.

         o Attempting to take advantage of the opportunities that currently exist for new broadband delivery capabilities and the coming convergence of television and the internet. We are allocating funds within reason, where necessary to develop these capabilities and to generate sales, advertising and other revenues from these opportunities.

         o Increasing the number of households subscribing to our wireless cable television services in both Costa Rica and Wisconsin.

         o Managing costs and improving cost controls over operating costs and the cost of delivery of goods and services, so as to improve gross margins and profitability.

         We believe that we need approximately $6,000,000 over the next year to carry out our business plan. We have recently signed an agreement with an investment fund which will allows us to sell shares of our common stock to raise approximately $1,000,000 per month over a twelve month period. In addition, we entered into a stock subscription agreement with an accredited investor for the sale of 250,000 shares our common stock at a price of $4.00 per share. To date, we have received $100,000, with the remaining $900,000 due on a scheduled basis.

         We also have a commitment from our President, Mr. Rosen, that in the event of and to the extent that, we are unable to obtain at least $6,000,000 over the next year in debt or equity financing from third party sources, and the Company experiences a cash shortfall, he will advance funds to us in an amount equal to the difference between $6,000,000 and such third party financing.


YEAR 2000 ISSUES

         We did not experience any problems related to the Year 2000 issues. We believe that our preparations were adequate and we do not anticipate any problems.

INFLATION AND FOREIGN CURRENCY FLUCTUATION

         During 1999, Costa Rica experienced a decline in the value of the Colon relative to the U.S. dollar of approximately 1% per month. The government of Costa Rica mandates minimum salary increases on July 1 and January 1 of each year. We have been able to increase prices to cover the wage increases and the effects of the currency decline in Costa Rica and believe that we will be able to continue to do so without significant adverse effect on our subscriber base.

RECENT ACCOUNTING PRONOUNCEMENTS

         We do not expect SFAS 130, which establishes standards for reporting and displaying comprehensive income, its components and accumulated balances, to have any effect on our financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We have adopted the provisions of SFAS No. 131 for the year ended December 31, 1998 as required.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the provisions of SFAS No. 133 as of the beginning of any fiscal quarter commencing June 16, 1998 and thereafter. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). We have not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, we do not expect the adoption of the new standard to affect our financial statements.

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company on January 1, 1999 and did not have a material effect on the Company's financial position or results of operations.

ITEM 7.       FINANCIAL STATEMENTS

         Financial Statements prepared in accordance with Regulation SB are attached as exhibits to this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors, executive officers and key employees are as follows:


                                                                                                        DIRECTOR
NAME                                      AGE                        POSITION                             SINCE
----                                      ---                        --------                             -----
Melvin Rosen                               56        Chairman of the Board, President and                 1997
                                                     Chief Executive Officer

Eric Lefkowitz                             40        Senior Vice President and Director                   1999

Dennis Devlin                              51        Director                                             1993

Scott Housefield                           42        Director                                             1999

Larry Weinstein                            52        Director                                             1999

Nick van der Linden                        31        Director                                             1999

Adam Taylor                                47        Chief Operating Officer                               --

Dominique Sada                             43        Executive Vice President and Chief                    --
                                                     Financial Officer

Ivan Rothstein                             56        Executive Vice President, Business                    --
                                                     Development

Michael Tedesco                            44        President and Chief Operating Officer                 --
                                                     of 5th Avenue Channel Retail, Inc.

         Each of our directors holds his position until the next annual meeting of shareholders or until his successor is duly elected and qualified.

         Melvin Rosen: President, C.E.O. and Chairman of the Board. Melvin Rosen, 56, has served as President, Chief Executive Officer and Chairman of the Board of the Company since May 1997. From July 1986 to May 1996, he owned and served as the President of the company that owned a wireless cable television system in Costa Rica which was sold to us in February 1996. He was also the co-founder of TVN, a large pay-per-view company.

         Eric Lefkowitz: Executive Vice President And Director. Eric Lefkowitz, 40, has served as one of our Executive Vice Presidents since January 1999 and as one of our directors since March 1998. Mr. Lefkowitz was President, CEO and 50% owner of International Broadcast Consultants of America, Inc., a consumer products marketing and wholesaling company, between 1994 and 1999.

         Dennis J. Devlin: Director. Mr. Devlin, 51, has served as one of our directors since May 1993 and as our Vice President from 1993 to 1998. Mr. Devlin is the founder and has served as President of Dennis' Mobile Home Service and Supply, Inc. in Wayne, Michigan since 1979. Mobile Home Service and Supply, Inc. is engaged in the construction of additions, roof systems and specialized products for mobile home owners, including remodeling, insurance services, parts supply and repair.

         Scott Housefield: Director. Scott Housefield, 42, has served as one of our directors since June 1999. From 1993 to 1998, he held various senior management positions at Brightpoint, Inc. (Nasdaq: CELL - news), a global wireless telecommunications company.

         Larry Weinstein: Director. Larry Weinstein, 52, has served as one of our directors since September 1999. He is currently Vice President of Strategic Projects for Cybergold, Inc. (Cybergold.com), an on-line incentive marketing company. From 1992 to 1998, Mr. Weinstein served as Executive Vice President for Greenleaf Technologies Corp., a high-tech company specializing in encryption and compression technologies.

         Nick van der Linden: Director. Mr. van der Linden, 31, has served as one of our directors since November 1999. Mr. van der Linden is founder of Caladan B.V., a holding company for a number of investment activities including corporate finance and consulting. Mr. van der Linden is also founder of The Traders Society N.V., a wholesale trading house in the Netherlands where he served as its Chief Executive Officer from 1996 to 1998. From 1994 to 1996, he was a managing director at Rabo Securities in the Netherlands.

         Adam Taylor: Executive Vice President and Chief Operating Officer. Adam Taylor, 47, has served as an Executive Vice President and Chief Operating Officer since January 1999. Mr. Taylor was President of Taylor/Fox Enterprises, LLC, a marketing company based in California from June 1992 to December 1998 and President of Goldman/Taylor Entertainment Inc., a television development and production company from February 1990 to May 1997.

         Dominique Sada: Executive Vice President and Chief Financial Officer. Dominique Sada, 43, has served as an Executive Vice President and our Chief Financial Officer since December 1999. Prior to joining the Company, Ms. Sada worked as a manager of Accounting, Auditing and Consulting for Rachlin, Cohen & Holtz, a South Florida public accounting firm from 1997 to 1999. Between 1994 and 1996, she served as financial manager of Chase Manhattan Corp., a financial services company, and between 1987 and 1994, she worked for Deloitte & Touche, a public accounting firm, where she was an audit manager. Ms. Sada is a Certified Public Accountant.

         Ivan Rothstein: Executive Vice President, Business Development. Mr. Rothstein has served as Executive Vice President of Business Development since January 1999. Mr. Rothstein has been Vice President and 50% owner of International Broadcast Corporation (IBC) since 1994. From 1982 to 1995, Mr. Rothstein was Vice President of Centuri, a manufacturer of video game machines.

         Michael Tedesco. President and Chief Operating Officer of the 5th Avenue Channel Retail, Inc. Mr. Tedesco, 44, has served as President and Chief Operating Officer of 5th Avenue Channel Retail since April 1999. From 1996 to 1999, he was Executive Vice President of Sales at Media Brands, LLC, a direct-response, retail manufacturing company. Between 1995 and 1996, Mr. Tedesco served as National Sales Manager at Home Shopping Network, and between 1993 and 1995 Mr. Tedesco served as Vice President of Claude G., Inc., an importer of private label French fragrances. Prior to joining Claude G, Inc., Mr. Tedesco served as a Partner and Vice President of Sales at Innovo Inc., a manufacturer of canvas bags and aprons. During his tenure, Mr. Tedesco created, manufactured and marketed the "E.A.R.T.H. Bag" which sold over 10 million units.

DIRECTOR'S REMUNERATION

         Each non-employee director is reimbursed for expenses incurred in attending board meetings. In addition, each non-employee director earns 2,000 options a month at an exercise price equal to the fair market value of our common stock on the last day of each month.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Securities and Exchange Commission has implemented a rule that requires companies to disclose information with respect to reports that are required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, by directors, officers and 10% shareholders of each Company, if any of those reports are not filed timely. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during 1999 and Forms 5 and amendments thereto furnished to us, we do not believe there have been any untimely filings of such reports.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to or accrued for the years ended December 31, 1999, 1998 and 1997 to our Chief Executive Officer and to each of our most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus for such fiscal years exceeded $100,000.

                                                          ANNUAL COMPENSATION
                                                          -------------------
                                                                        OTHER
NAME AND                          YEAR                                  ANNUAL                                ALL OTHER
PRINCIPAL POSITION                ENDED       SALARY     BONUS       COMPENSATION        OPTIONS (#)        COMPENSATION
------------------                -----       ------     -----       ------------        -----------        ------------
Melvin Rosen,                  12/31/99     $ 180,000       0             0                   0                   0
   President and CEO           12/31/98     $ 180,000       0             0                   0                   0
                               12/31/97(1)  $  90,000       0             0                   0                   0

Eric Lefkowitz                 12/31/99      $150,000       0             0                   0                   0
  Executive VP and Director    12/31/98(2)   $ 50,000       0             0                   0                   0

----------
(1) Mr. Rosen commenced his employment with us in May 1997 and has accrued his entire salary since that time.
(2)  Mr. Lefkowitz commenced his employment with us in November 1998.

OPTION GRANTS

         None of the above named executive officers received options during the year ended December 31, 1999.

OPTION VALUES ON DECEMER 31, 1999

         None of the named executive officers exercised options during 1999.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with certain of our key executives as follows:

         Melvin Rosen, President and Chief Executive Officer, entered into a five year agreement commencing January 1, 2000. The agreement provides for an annual salary of $250,000. The agreement also provides for a grant of 240,000 options to purchase our common stock at an exercise price equal to the fair market value of the stock on the date of grant, January 31, 2000. The options have a five year term. The options vest ratably over a twelve month period commencing February 2000. The agreement also grants a one time stock grant of 30,000 shares of common stock of the Company as of January 1, 2000 and an additional 150,000 options at prices ranging between $10 and $20. The agreement also provides for health, life and disability insurance and reimbursement for all reasonable business expenses.

         Eric Lefkowitz, our Senior Vice President, entered into a five-year agreement effective January 1, 1999. The agreement provides for an annual salary of $150,000. The agreement also provides for bonuses and stock options based on our performance and for health, life and disability insurance and reimbursement for all reasonable business expenses. Commencing January 1, 2000 the company entered into a new two-year agreement that replaces the previous agreement. The new agreement provides for an annual salary of $200,000. The agreement also provides for a grant of 180,000 options to purchase our common stock at an exercise price equal to the fair market value of the stock on the date of grant, January 31, 2000. The options have a five year term and vest ratably over a twelve month period commencing February 2000. The agreement also grants a one time stock grant of 20,000 shares of common stock of the Company as of January 1, 2000 and an additional 75,000 options at prices ranging between $10 and $20. The agreement also provides for health, life and disability insurance and reimbursement for all reasonable business expenses.

         Adam Taylor, our Chief Operating Officer, entered into a one-year agreement effective January 5, 1999. The agreement provides for an annual salary of $102,000 plus benefits. The agreement also provides for grants of 5,000 options to purchase our common stock per month at an exercise price equal to $.25 above the average market value of the common stock for the five days prior to each monthly grant date. The options vest ratably over a three-year period from the date of the grant. The agreement also provides for term life, health, medical, dental and hospitalization insurance, as well as pension and profit-sharing benefits and for reimbursement of all reasonable business expenses and a monthly automobile reimbursement allowance of $1,000. Commencing January 1, 2000 the company entered into a new two-year agreement. The new agreement provides for an annual salary of $140,000. The agreement also provides for a grant of 121,000 options to purchase our common stock at an exercise price equal to the fair market value of the stock on the date of grant, January 31, 2000. The options have a five year term. 25,000 of the options vest immediately upon grant and the balance vest ratably over a twelve month period commencing February 2000. The agreement also grants a one time stock grant of 15,000 shares of common stock of the Company as of January 1, 000 and an additional 75,000 options at prices ranging between $10 and $20. The agreement also provides for health, life and disability insurance and reimbursement for all reasonable business expenses.

         Ivan Rothstein, Executive Vice President, entered into a two year agreement commencing January 1, 2000. The agreement provides for an annual salary of $140,000. The agreement also provides for a grant of 96,000 options to purchase our common stock at an exercise price equal to the fair market value of the stock on the date of grant, January 31, 2000. The options have a five year term. The options vest ratably over a twelve month period commencing February 2000. The agreement also grants a one time stock grant of 15,000 shares of common stock of the Company as of January 1, 2000 and an additional 75,000 options at prices ranging between $10 and $20. The agreement also provides for health, life and disability insurance and reimbursement for all reasonable business expenses.

         Michael Tedesco, President and Chief Operating Officer of 5th Avenue Channel Retail, Inc., our wholly-owned subsidiary, entered into a one-year agreement dated April 1999. The agreement provides for an annual salary of $102,000 plus benefits and incentive bonuses as determined by the Board of Directors. The agreement also provides for Mr. Tedesco to receive up to 24,000 options to purchase our common stock at an exercise price of $7.25 per share in the first year of employment accruing at a rate of 2,000 options per month. If we elect to renew Mr. Tedesco's agreement for a second year, he will receive a grant of an additional 30,000 options. Mr. Tedesco also receives an incentive monthly bonus equal to one percent of the gross sales receipts from the sale of products and services by 5th Avenue Channel Retail during the preceding month. If 5th Avenue Channel Retail exceeds its annual sales projections, Mr. Tedesco will receive options to purchase 50,000 shares of our common stock at an exercise price equal to the fair market value of our stock at the date of grant. The agreement provides for life, health, medical, dental and hospitalization insurance, as well as pension and profit-sharing benefits and reimbursement of all reasonable business expenses and an annual automobile allowance of $5,000.

STOCK OPTION PLAN

         In January 1995, the Company adopted a stock option plan (the "SOP"), pursuant to which officers, directors, key employees and consultants are eligible to receive "incentive" and/or non-qualified stock options. The Company can grant 200,000 shares of its common stock under the SOP. The SOP is administered by the Board of Directors which determines, among other things, the persons to be granted options under the SOP, the number of shares subject to each option, and the option price. To date, the Company has granted options to purchase 142,360 shares of common stock under the SOP, 129,360 of which remain outstanding. The exercise price of all options granted under the SOP equaled or exceeded the fair market value of the common stock on the date of grant.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2000 by all persons known by us to own beneficially 5% or more of the outstanding shares of our common stock, each director, and all executive officers and directors as a group:

Name and Address of                               Amount and Nature                     Percent of
Beneficial Owner or                                 of Beneficial                      Outstanding
Identity of Group                                    Ownership(1)                       Shares(2)
-----------------                                    ------------                       ---------
Melvin Rosen                                            7,089,879(3)                       50.30%
c/o 5th Avenue Channel Corp.
3957 N.E. 163rd Street
North Miami Beach, FL 33160

Name and Address of                               Amount and Nature                     Percent of
Beneficial Owner or                                 of Beneficial                      Outstanding
Identity of Group                                    Ownership(1)                       Shares(2)
-----------------                                    ------------                       ---------
Ivana Trump                                               745,000(4)                        5.74%
c/o Lyman & Landy
405 Park Avenue, 17th Floor
New York, NY 10022

Eric Lefkowitz                                            608,667(5)                        4.86%

Ivan Rothstein
                                                          430,666(6)                        3.49%

Dennis J. Devlin
                                                          272,000(7)                        2.21%

Scott Housefield                                           12,000(8)                         .10%

Larry Weinstein                                            12,000(9)                         .10%

Nick van der Linden                                       332,000(10)                       2.70%

All officers and directors as a group                   8,858,285(11)                      74.83%
(11 persons)

-------------------------------------------

(1) Except as otherwise indicated, all shareholders have sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.

(2) Based on 12,274,702 shares of common stock issued and outstanding shares as of March 27, 2000 For purposes of calculating each person's beneficial ownership, amount and percentage, each person's options and warrants that are exercisable within 60 days as of March 27, 2000 are included and are deemed outstanding and are added to the 12,274,702 shares outstanding.

(3) Includes 500,000 shares of common stock issuable upon exercise of a warrant at an exercise price of $1.00 per share, 500,000 shares issuable upon exercise of a warrant at $5.00 per share and 820,000 shares issuable upon exercise of options.

(4) Includes options to purchase an aggregate of 700,000 shares of common stock at exercise prices ranging from $5.00 per share to $15.00 per share.

(5) Includes 300,000 shares held by IBC, a company of which Mr. Lefkowitz owns 50% and 245,000 shares issuable upon exercise of options.

(6) Includes 300,000 shares held by IBC, a company of which Mr. Rothstein owns 50% and 74,000 shares issuable upon exercise of options.

(7) Includes options to purchase 5,000 shares at $5.85 per share, options to purchase 5,000 shares at $8.25 per share, and options to purchase 12,000 at fair value on date of grant.

(8) Represents options to purchase 12,000 shares at fair value on date of grant.

(9) Represents options to purchase 12,000 shares at fair value on date of grant.

(10) Represents shares owned by Caladan B.V., a company controlled by Mr. van der Linden, and options to purchase 12,000 shares at fair value on date of grant.

         (11) Includes a total of 2,505,073 shares issuable upon the exercise of presently exercisable options and warrants held by the following persons: Melvin Rosen 1,000,000 warrants and 820,000 options; Eric Lefkowitz, 245,000 options; Ivan Rothstein 74,000 options; Dennis Devlin 22,000 options; Scott Housefield, 12,000 options; Larry Weinstein, 12,000 options, Nick van der Linden, 12,000 options; Adam Taylor 141,240 options; Michael Tedesco 14,833 options; and Dominique Sada, 152,000 options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO THE COMPANY

         During 1996 and 1997, Mr. Rosen loaned us $262,479 at 18% interest. We repaid $183,400 during 1998 and the remaining balance (including accrued interest thereon) in November 1999.

         During 1998, Mr. Rosen also loaned us $300,000 at 10% interest. We fully repaid this loan (including accrued interest thereon) in November 1999. In addition, during 1998 Mr. Rosen loaned us $550,000 at 8% interest. At various times during 1999, he loaned us additional amounts at the same rate and we made certain repayments to him. The balance of this loan as of December 31, 1999 was $2,268,308, including accrued interest of $242,958. This loan is payable on demand.

         Aggregate accrued interest on the three loans at December 31, 1998 was $70,696.

         On February 24, 1997, Mr. Duquette and Mr. Devlin each loaned us $25,000 ($50,000 in the aggregate), which we used to pay Mr. Rosen for an extension of the indebtedness due to him as described below. These loans accrue interest at 10% per annum. As of December 31, 1999, the balance of these loans, including accrued interest, was $55,081 and $52,581, respectively. These loans are payable on demand.

LOANS TO EMPLOYEES

         During 1998 and 1999, we loaned $51,274 to a former officer of the Company. This loan will be repaid upon exercise of options to purchase our common stock held by the former officer's estate.

         During 1999, we paid certain debt of IBC totaling $333,365 for which the owners of IBC, Mr. Lefkowitz and Mr. Rothstein agreed to repay in 10 annual installments of $49,681, including interest at 8%. This loan is collateralized by a total of 55,562 of our common stock owned by Mr. Lefkowitz and Mr. Rothstein.

         During 1999, we loaned $23,000 to an employee. This loan was settled in early 2000 in exchange for services performed by the employee.

DEBT RESTRUCTURING AGREEMENT AND DEBENTURE

         In January 1999 and March 1999 Mr. Rosen converted a debenture in the amount of $2,366,000 including accrued interest into 4,732,000 shares of our common stock.

         Mr. Rosen acquired the convertible debentures in 1997 in an agreement to restructure a $2 million note issued to him as part of the acquisition of our Costa Rican operations. The agreement provided for restructuring the note into a convertible debenture maturing in 12 months with interest at 12% per annum (7% to be paid monthly and 5% at maturity). The principal amount of the debenture was increased by $100,000 for expenses owed or reimbursable to Mr. Rosen. We paid interest of $12,000 on the original note to Mr. Rosen in early 1997. No interest was paid on the debenture in 1997 and $156,033 of interest accrued from May 19, 1997 to December 31, 1997 and was added to the debenture principal.

         As consideration for this debt restructuring, we agreed to issue to Mr. Rosen (i) 180,000 shares of our common stock; (ii) a warrant to purchase 500,000 shares at $1.00 per share, and (iii) a warrant to purchase 500,000 shares of common stock at $5.00 per share. Mr. Rosen received the right to nominate two members to our Board of Directors until such time as he exercised the conversion rights under the debenture and we released him from any liability in connection with the Costa Rican acquisition. Upon consummation of the debt restructuring, Mr. Rosen and his designee, Samuel H. Simkin, were appointed to our Board of Directors and Mr. Rosen was named our President and Chief Executive Officer.

         The debenture was convertible by Mr. Rosen into our common stock at any time prior to payment of the debenture on at least 30 days notice. The conversion price was the lesser of (1) $.50 per share of common stock, or (2) the average of the closing bid price for our common stock as reported on the Nasdaq Small Cap Market for the five trading days immediately prior to the conversion date.

OTHER RELATED TRANSACTIONS

         Effective December 10, 1998, we acquired 100% of the capital stock of The Fifth Avenue Channel, Inc. ("5th Avenue") from its shareholders for 335,000 shares of our common stock and we agreed to issue up to 665,000 additional "performance shares" as follows: 332,500 if 5th Avenue achieves gross revenues in excess of $10,000,000 for any calendar quarter; and the remaining 332,500 shares if 5th Avenue achieves either gross revenues in excess of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter. If 5th Avenue does not achieve these objectives by September 30, 2003, the right to receive the performance shares will terminate. Mr. Rosen owned 65% of the 5th Avenue stock, IBC Partners owned 25% and Ms. Trump owned 10%.
IBC Partners is 50% owned by Mr. Lefkowitz, our Executive Vice President and Director, and 50% by Mr. Rothstein, our Executive Vice President

         Effective January 4, 1999, we purchased 100% of the assets and operations of International Broadcast Consultants ("IBC") for 300,000 shares of our common stock and $450,000 in cash. IBC was active in the electronic media field, specializing in new product marketing on cable television. See "Notes to Consolidated Financial Statements."


AFFILIATED TRANSACTION POLICY

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K (OPEN)
          ---------------------------------------

Item 27.       Exhibits.

    (2.1)      Share Exchange Agreement by and among the
               Company, IBC Partners, Melvin Rosen and Ivana Trump effective
               December 10, 1998, dated February 18, 1999 but executed March 17,
               1999.(1)
    (2.2)      Amendment to Share Exchange Agreement by and among the Company,
               IBC Partners, Melvin Rosen and Ivana Trump dated March 8, 1999 but executed March 17, 1999.(1)
    (2.3)      Asset Purchase Agreement by and between the Company and
               International Broadcast Consultants of America, Inc. effective as of January 19, 1999 but dated May 12, 1999.
    (3.1)      Amended and Restated Articles of Incorporation.(3)
    (3.2)      Bylaws.(4)
    (4.1)      Specimen Common Stock Certificate.(5)
    (4.2)      Specimen Warrant Certificate.(5)
    (10.1)     Debt Restructuring Agreement by and between the Company and
               Melvin Rosen dated May 19, 1997.(6)
    (10.2)     Secured Convertible Debenture.(7)
    (10.3)     Agreement to Convert the Secured Convertible Debenture(8)
    (10.4)     Consulting Agreement between the Company, Ivana Trump and Melvin
               Rosen, effective November 5, 1998 dated February 29, 1999.(9)
    (10.5)     Lease Agreement between Intracoastal Pacific Limited Partnership, the Company and International Broadcast Consultants of America,
               Inc. dated May 8, 1998.(5)
    (10.6)     Employment Agreement with Michael Tedesco dated April 1999.(5)
    (10.7)     Employment Agreement with Adam Taylor effective January 5, 1999, but enetered into August 3, 1999.(5)
    (10.8)     Employment Agreement with Eric Lefkowitz dated May 10, 1999.(5)
    (10.9)     Exclusive Television Broadcast and Information Licensing
               Agreement between the Company and Zacks Investments Research,
               Inc. dated August 24, 1999.(5)
    (10.10)    Broadcast Agreement between the Company and The Comcast Network dated September 22, 1999.(5)
    (10.11)    Stock Option Plan(5)
    (10.12)    Agreement with Signature Products, Inc.(5)
    (16.1)     Letter on Change in Certifying Accountants(10)
    (21.1)     Subsidiaries of Registrant(11)
    (27.1)     Financial Data Schedule*
    (99.1)     Financial Statements of International Broadcast Consultants of
               Americaa, Inc.(12)
    (99.2)     Pro Forma Financial Statements giving effect to the acquisition of certain assets of International Broadcast Consultants of
               America, Inc.(13)
--------------------
 *     Filed herewith.

(1) Incorporated by reference from Exhibits 2.1 and 2.2 filed with the Company's Current Report on Form 8-K filed March 25, 1999.

(2) Incorporated by reference from Exhibit 2.3 filed with the Company's Quarterly Report on Form 10-QSB filed May 17, 1999.

(3) Incorporated by reference from Exhibit 3.1 filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference from Exhibit 3.2 filed with the Company's Registration Statement on Form SB-2, File No. 333-89042, filed on January 26, 1995.

(5) Incorporated by reference from the Company's Registration Statement on Form SB-2, File No. 333-95557, filed on January 27, 2000.

(6) Incorporated by reference from Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed May 29, 1997.

(7) Incorporated by reference from Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed May 29, 1997.

(8) Incorporated by reference from Exhibit 10.3 filed with the Company's Annual Report on From 10-KSB filed April 15, 1998.

(9) Incorporated by reference from Exhibits 10.4 filed with the Company's Current Report on Form 8-K filed March 25, 1999.

(10) Incorporated by reference from Exhibit 16.1 filed with the Company's Current Report on Form 8-K filed February 25, 1999.

(11) Incorporated by reference from Exhibit 21.1 filed with the Company's Annual Report on From 10-KSB filed April 23, 1999.

(12) Incorporated by reference from Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed December 27, 1999.

(13) Incorporated by reference from Exhibit 99.2 filed with the Amendment to the Company's Current Report on Form 8-K filed December 29, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            5TH AVENUE CHANNEL CORP.

Dated:  March 30, 1999              By: /s/ MELVIN ROSEN
                                            ------------------------------------
                                            Melvin Rosen: Chairman of the Board,
                                                          President and CEO


               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----
/s/ MELVIN ROSEN                                 Chairman of the Board                          March 30, 2000
------------------------------------                 and President
Melvin Rosen                                 (Principal Executive Officer)

/s/ DOMINIQUE SADA
------------------------------------         Executive Vice President, and                      March  30, 2000
Dominique Sada                                  Chief Financial Officer
                                           (Principal Financial Officer and
                                                  Accounting Officer)

/s/ ERIC LEFKOWITZ
------------------------------------                   Director                                  March 30, 2000
Eric Lefkowitz


------------------------------------                   Director
Dennis J. Devlin

/s/ SCOTT HOUSEFIELD
------------------------------------                   Director                                  March 30, 2000
Scott Housefield

/s/ LARRY WEINSTEIN
------------------------------------                   Director                                  March 30, 2000
Larry Weinstein


------------------------------------                   Director
Nick van der Linden

                            5TH AVENUE CHANNEL CORP.

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                                   PAGE
                                                                                                                   ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                                  F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                                                                    F-2

   Statements of Operations                                                                                         F-3

   Statements of Stockholders' Equity                                                                               F-4

   Statements of Cash Flows                                                                                         F-5

   Notes to Financial Statements                                                                                F-6 TO F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
5th Avenue Channel Corp.
North Miami Beach, Florida


We have audited the accompanying consolidated balance sheet of 5th Avenue Channel Corp. as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 5th Avenue Channel Corp. as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

As more fully described in Note 2, the Company is subject to certain liquidity and profitability considerations. The Company's plans with respect to these matters are also described in Note 2.


                            RACHLIN COHEN & HOLTZ LLP



Miami, Florida
March 28, 2000

                            5TH AVENUE CHANNEL CORP.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999



                                      ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $2,024,143
   Accounts receivable, net of allowance of approximately $356,000                              555,514
   Inventory                                                                                    210,486
   Current portion of notes receivable, related parties                                          23,012
   Loans receivable, related parties                                                             64,912
   Prepaid expenses and other current assets                                                    143,640
                                                                                           ------------
      Total current assets                                                                    3,021,707

Property and Equipment                                                                        1,500,411

Licenses                                                                                      4,331,897

Goodwill                                                                                      2,078,292

Notes Receivable, Related Parties                                                               310,353

Other Assets                                                                                    222,699
                                                                                           ------------
                                                                                           $ 11,465,359
                                                                                           ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                                  $1,343,029
   Accrued payroll, President/Chairman of the Board                                             450,000
   Current portion of long-term debt                                                             87,433
   Loans payable, related parties                                                                55,081
   Loans payable, President/Chairman of the Board                                             2,268,308
   Deferred revenue                                                                              91,400
                                                                                           ------------
      Total current liabilities                                                              4,295,251
                                                                                           ------------

Long-Term Debt:
   License installment payment plan notes, net of current portion                               864,893
                                                                                           ------------

Commitments, Contingencies, Subsequent Events and Other Matters                                       -

Stockholders' Equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized; 500 shares designated as Series A; none issued and outstanding;
      1,500 shares designated as Series B; none issued and outstanding                                -
   Common stock, $.001 par value, 50,000,000 shares authorized;
      12,214,702 shares issued and outstanding                                                   12,215
   Additional paid-in capital                                                                20,277,555
   Deficit                                                                                  (13,984,555)
                                                                                           ------------
                                                                                              6,305,215
                                                                                           $ 11,465,359
                                                                                           ============

                See notes to consolidated financial statements.

                            5TH AVENUE CHANNEL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                             1999            1998
                                                         -----------    -----------
         Revenue:
           Product sales                                 $ 2,195,675    $      --
           Wireless cable television services              1,595,995      1,453,033
                                                         -----------    -----------
                                                           3,791,670      1,453,033
         Direct Costs:
           Product sales                                   1,678,922           --
           Wireless cable television services                393,358        235,367
                                                         -----------    -----------
                                                           2,072,280        235,367

         Gross Margin                                      1,719,390      1,217,666
                                                         -----------    -----------

         Operating Expenses:
            Selling, general and administrative            4,598,174      2,128,821
            Website and software development costs           533,237        696,762
            Depreciation and amortization                    913,529        605,652
            Provision for asset impairment                      --          350,000
                                                         -----------    -----------
                                                           6,044,940      3,781,235

         Loss from Operations                             (4,325,550)    (2,563,569)
                                                         -----------    -----------

         Other Income (Expense):
            Interest income                                   18,664          2,377
            Interest expense                                (871,117)      (736,749)
                                                         -----------    -----------
                                                            (852,453)      (734,372)

         Net Loss                                        $(5,178,003)   $(3,297,941)
                                                         ===========    ===========

         Net Loss Per Common Share - Basic and Diluted   $     (0.52)   $     (0.81)
                                                         ===========    ===========

                See notes to consolidated financial statements.

                            5TH AVENUE CHANNEL CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                    Common Stock           Additional
                                                                                    ------------             Paid-In
                                                                                  Shares       Amount        Capital
                                                                                ----------    --------     ------------
Balance, January 1, 1998                                                          4,009,643      $4,010       $8,171,457

Year Ended December 31, 1998:
   Issuance of common stock in payment of consulting fees                            26,000          26           86,600
   Issuance of common stock in settlement of debt                                    82,500          82           99,554
   Exercise of warrants                                                              50,000          50           49,950
   Issuance of common stock in connection with
      acquisition of 5th Avenue Channel                                             335,000         335          614,665
   Discount on subordinated convertible debentures                                        -           -          920,000
   Net loss                                                                               -           -                -
                                                                                 ----------     -------      -----------

Balance, December 31, 1998                                                        4,503,143       4,503        9,942,226

Year Ended December 31, 1999:
   Sale of common stock, net of fees                                              2,125,000       2,125        4,777,518
   Conversion of convertible debentures, net of fees                              4,732,000       4,732        2,350,418
   Conversion of subordinated convertible debentures                                554,559         555        1,219,562
   Issuance of common stock in connection with
      acquisition of International Broadcast Consultants of America, Inc.           300,000         300        1,723,800
   Issuance of options in payment of consulting fees                                      -           -          218,763
   Issuance of options to Director                                                        -           -           45,268
   Net loss                                                                               -           -                -
                                                                                 ----------    --------     ------------

Balance, December 31, 1999                                                       12,214,702    $ 12,215     $ 20,277,555
                                                                                 ==========    ========     ============



                                                                                                        Total
                                                                                                     Stockholders'
                                                                                     Deficit           Equity
                                                                                   -------------      ----------
Balance, January 1, 1998                                                             $(5,508,611)      $2,666,856

Year Ended December 31, 1998:
   Issuance of common stock in payment of consulting fees                                      -           86,626
   Issuance of common stock in settlement of debt                                              -           99,636
   Exercise of warrants                                                                        -           50,000
   Issuance of common stock in connection with
      acquisition of 5th Avenue Channel                                                        -          615,000
   Discount on subordinated convertible debentures                                             -          920,000
   Net loss                                                                           (3,297,941)      (3,297,941)
                                                                                   -------------      ----------

Balance, December 31, 1998                                                            (8,806,552)       1,140,177

Year Ended December 31, 1999:
   Sale of common stock, net of fees                                                           -        4,779,643
   Conversion of convertible debentures, net of fees                                           -        2,355,150
   Conversion of subordinated convertible debentures                                           -        1,220,117
   Issuance of common stock in connection with                                                                  -
      acquisition of International Broadcast Consultants of America, Inc.                      -        1,724,100
   Issuance of options in payment of consulting fees                                           -          218,763
   Issuance of options to Director                                                             -           45,268
   Net loss                                                                           (5,178,003)      (5,178,003)
                                                                                   -------------      ----------

Balance, December 31, 1999                                                         $ (13,984,555)     $6,305,215
                                                                                   ==============     ==========


                See notes to consolidated financial statements.

                             5TH AVENUE CHANNEL CORP.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                    1999            1998
                                                                                                 -----------     -----------
Cash Flows from Operating Activities:
   Net loss                                                                                     $(5,178,003)    $(3,297,941)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                                              913,529         605,652
         Amortization of discount on convertible subordinated debentures                            471,899         448,101
         Provision for asset impairment and equipment write-off                                           -         431,632
         Compensation in form of common stock and warrants issued
            to consultants and Directors                                                            264,031          86,626
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                             (420,205)          4,710
            Decrease in inventory                                                                   101,779               -
            Increase in prepaid expenses and other current assets                                   (39,011)        (83,868)
            Increase in accrued payroll, President/Chairman of the Board                            180,000         180,000
            Increase in accounts payable and accrued liabilities                                    947,318         301,421
            Increase in deferred revenue                                                             91,400               -
                                                                                                 -----------     -----------
               Net cash used in operating activities                                             (2,667,263)     (1,323,667)
                                                                                                 -----------     -----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                                              (491,387)       (229,462)
   Net cash used in IBC acquisition                                                                 (52,120)              -
   Increase in other assets, primarily TV production costs                                         (109,156)        (33,229)
   Loans to related parties                                                                        (370,086)        (28,191)
   Repayment of loans receivable from related parties                                                50,504               -
                                                                                                 -----------     -----------
               Net cash used in investing activities                                               (972,245)       (290,882)
                                                                                                 -----------     -----------

Cash Flows from Financing Activities:
   Net proceeds from sales of common stock                                                        4,779,643               -
   Proceeds of loans from President/Chairman of the Board                                         1,804,484         935,394
   Payment of loans from President/Chairman of the Board                                           (708,213)       (275,344)
   Net proceeds from convertible subordinated debentures                                                  -       1,055,330
   Proceeds from exercise of warrants                                                                     -          50,000
   Repayment of note payable related to IBC acquisition                                            (450,000)              -
   Repayment of long-term debt                                                                       (7,622)         (7,829)
   Other                                                                                            (10,850)             -
                                                                                                 -----------     -----------
               Net cash provided by financing activities                                          5,407,442       1,757,551
                                                                                                 -----------     -----------

Net Increase in Cash and Cash Equivalents                                                         1,767,934         143,002

Cash and Cash Equivalents, Beginning                                                                256,209         113,207
                                                                                                 -----------     -----------

Cash and Cash Equivalents, Ending                                                                $2,024,143       $ 256,209
                                                                                                ============     ===========


                See notes to consolidated financial statements.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



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

             The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and to permit the Board of Directors, without shareholder approval, to establish such preferred stock in one or more series and to fix the rights, preferences, privileges and restriction thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. As of December 31, 1999, the Company had no preferred stock issued and outstanding.

         BUSINESS

             Until the end of 1997, the Company's primary business was the operation of wireless cable television systems in Costa Rica and LaCrosse, Wisconsin. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. The Company provides television and related cable services for multiple dwelling units, commercial locations and single family residences. The Company currently offers 22 channels in the LaCrosse System, consisting of 17 wireless cable channels and 5 local off-air (VHF/UHF) broadcast channels to approximately 800 residential and commercial subscribers in a 25 mile radius of its tower in LaCrosse. In Costa Rica, the Company rebroadcasts various channels of cable programs and off-air channels to approximately 5,032 residential and commercial subscribers in a 100 mile radius of the 11,000 foot Mt. Irazu in the center of Costa Rica.

             In early 1999, the Company acquired the assets of International Broadcast Consultants of America, Inc. (IBC), including the rights to distribute a variety of products through retail, television and other channels of distribution, a corporation one of whose stockholders was an officer and director of the Company. Subsequently, the Company formed a wholly-owned subsidiary, 5th Avenue Channel Retail, Inc. to manage and expand the marketing, sale and distribution of consumer products. This subsidiary is intended to manage the sale of products to the home shopping networks, retail store chains and wholesale distributors. This subsidiary is also responsible for the marketing of the Company's financial services and products through mass market chains and direct-mail efforts and on websites.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         BUSINESS (Continued)

             During the fourth quarter of 1998, the Company acquired The 5th Avenue Channel, Inc. from a related party (see Note 3). With this acquisition, the Company is moving forward as a multi-media company that seeks to utilize the convergence of the Internet and television to provide financial information and products and services to its clientele. The Company operates a website, 5thAvenueChannel.com, and is developing the 5th Avenue Financial Television Network.

         PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of 5th Avenue Channel Corp. and its wholly-owned subsidiaries (the Company), after elimination of intercompany accounts and transactions.

         USE OF ESTIMATES

             The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the period. Material estimates as to which it is reasonably possible that a change in the estimate could occur in the near term consist of the allowance for impairment of certain licenses and the recoverability of acquired goodwill. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         CASH AND CASH EQUIVALENTS

             For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

         CONCENTRATIONS OF CREDIT RISK

             Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

             CASH AND CASH EQUIVALENTS

                At various times during the year, the Company had deposits in financial institutions in excess of federally insured limits. At December 31, 1999, the Company had deposits in excess of federally insured limits of approximately $2,030,000. The Company maintains its cash with high quality financial institutions, which the Company believes minimize these risks.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CONCENTRATIONS OF CREDIT RISK (Continued)

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

         REVENUE

             Revenue is recognized when products are shipped to customers or upon performance of services. For each retail product sold, the Company estimates a provision for estimated returns. These amounts are recorded as a reduction of sales in the period in which the sale is recorded. In certain situations, the Company negotiates a policy with its suppliers for the Company to be reimbursed for the cost of actual returns.

         INVENTORY

             Inventory, which is comprised of goods held for sale to customers, is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis.

         PROPERTY AND EQUIPMENT

             Property and equipment are stated at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Gain or loss on disposition of assets is recognized currently. Depreciation expense is provided using the straight-line method for financial statement purposes and accelerated methods for federal income tax purposes over the estimated useful lives of the various assets, generally 5 to 10 years.

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

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         DEFERRED TV PRODUCTION COSTS

             Deferred TV production costs are capitalized and will be amortized over 2 to 5 years. These costs are currently included in other assets.

         GOODWILL

             Goodwill primarily relates to the acquisitions of 5th Avenue Channel, Inc. and of IBC. Goodwill related to the acquisition of 5th Avenue Channel, Inc. is amortized on a straight-line basis over 5 years. Goodwill related to the acquisition of IBC is amortized on a straight-line period over 15 years. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

             The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, loans receivable, accounts payable, accrued liabilities, loans and notes payable and long-term debt. The carrying amounts of such financial instruments, as reflected in the consolidated balance sheet, approximate their estimated fair value as of December 31, 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         WEBSITE AND SOFTWARE DEVELOPMENT COSTS

             Website and software developed costs are accounted for in accordance with Statement of Position 98-1, "SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". Costs incurred in a preliminary project stage are being expensed as incurred. External direct costs, payroll and payroll related costs for those directly involved with a project and interest costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 34, "CAPITALIZATION OF INTEREST COST", are capitalized during the application development stage. Costs incurred during the post-implementation/operation stage are expensed as incurred.

         STOCK-BASED COMPENSATION

             The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB No.
             25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         NET LOSS PER COMMON SHARE

             The Company computes earnings (loss) per share in accordance with SFAS No. 128, "EARNINGS PER Share". This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

             Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

             The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options, performance shares related to the acquisition of 5th Avenue Channel, Inc., and warrants are excluded from the Company's diluted computation as their effect would be anti-dilutive.

         INCOME TAXES

             The Company accounts for income taxes using SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         FOREIGN CURRENCY TRANSLATION

             Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year end exchange rates. The effects of translation were not material at December 31, 1999 and 1998.

         SEGMENT INFORMATION

             The Company follows the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

         ADVERTISING COSTS

             Advertising costs are expensed as incurred. Advertising costs incurred for 1999 amounted to approximately $81,000. Advertising costs for 1998 were not material.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CERTAIN REGULATORY MATTERS

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


         RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" and No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

             In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal used software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company on January 1, 1999 and did not have a material effect on the Company's financial position or results of operations.


NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS

         During 1999, and continuing in early 2000, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the consolidated financial statements, the Company has incurred net losses of approximately $5,178,000 in 1999 and $3,298,000 in 1998 and, as of December 31, 1999, the Company's consolidated financial position reflects a working capital deficiency of approximately $1,274,000.

         Management's plans with regard to these matters encompass the following actions:

         LIQUIDITY

         1.  FINANCING BY MAJOR STOCKHOLDER

             The major stockholder has provided the Company a commitment that, in the event and to the extent that the Company is unable to obtain at least $6,000,000 in debt or equity financing from third party sources (see below) during the twelve month period ending March 31, 2001 and the Company experiences a cash shortfall during this period, the major stockholder is to advance funds to the Company, on a debt or equity basis or a combination thereof, as agreed to by the Board of Directors, in an amount equal to the difference between $6,000,000 and such third party funding.

         2.  FINANCING FROM THIRD PARTY SOURCES

             As further discussed in Note 20, on March 28, 2000, the Company entered into a Master Facility Agreement pursuant to which the Company entered into two Equity Purchase Agreements having an aggregate principal amount of $6,000,000 each or a total of $12,000,000. Under these agreements, the Company will have the right to issue and sell common stock on a formula basis for up to $1,000,000 per month.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS (TO BE UPDATED) (Continued)

         LIQUIDITY (Continued)

         2.  FINANCING FROM THIRD PARTY SOURCES (Continued)

             As discussed in Note 20, on March 27, 2000, the Company entered into a stock subscription agreement for the sale of its common shares. The Company expects to raise between $1 million to $2 million from this financing.

         3.  CONVERSION OF OUTSTANDING WARRANTS

             As more fully described in Note 13, the Company presently has outstanding warrants to purchase an aggregate of 2,475,000 shares of common stock.

             These warrants provide for an exercise price of $5.75 per share and expire in May 2000. However, the warrants are redeemable and may be called by the Company prior to the expiration dates if the common stock trades above $6.90 for a period of 20 consecutive trading days and the underlying shares are registered. The Company filed a registration statement in January 2000, which is expected to be declared effective upon the filing of the Company's Annual Report on Form 10-KSB. If the Company were to call the warrants at their stipulated redemption price and, as a result, all of the warrants were exercised, the gross proceeds to the Company would amount to approximately $14,000,000.

         PROFITABILITY

         1.  BUSINESS PLAN

             The Company has formulated, and is in the process of implementing, a business plan intended to develop new and increased revenues and gross margins in all of its areas of operation. This plan includes the following:

             o The expansion of the number of hours and homes into which it is delivering its recently launched television programming; the sale of advertising during its programming hours; and the syndication of its television programming to other television channels and networks.

             o The development and implementation of advertising models for banner and streaming advertising revenues on its website and video viewer; the development and implementation of sales plans for the sale of its financial products to consumers and other websites; and the licensing of its NetVideoNewtorks archival content to other websites.

             o The addition of new products into the retail product line to increase sales and profits. In addition, the Company is looking into developing markets for its products internationally.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS (TO BE UPDATED) (Continued)

         PROFITABILITY (Continued)

         1.  BUSINESS PLAN (Continued)

             o Attempting to take advantage of the opportunities that currently exist for new broadband delivery capabilities and the coming convergence of television and the internet. The Company is spending money, within reason, where necessary to develop these capabilities and to generate sales, advertising and other revenues from these opportunities.

             o Increasing the number of households subscribing to the Company's wireless cable television services in both Costa Rica and Wisconsin.

         2.  IMPROVEMENT IN OPERATIONAL COSTS

             Management continues in its efforts to manage costs and to continually improve cost controls over operating costs and the cost of delivery of goods and services, so as to improve gross margins and profitability.


NOTE 3.  BUSINESS ACQUISITIONS

         ACQUISITION OF 5TH AVENUE CHANNEL, INC.

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

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  BUSINESS ACQUISITIONS (Continued)

         ACQUISITION OF 5TH AVENUE CHANNEL, INC. (Continued)

             5th Avenue Channel's primary asset is its Internet concept, which is primarily an intangible asset. The Company allocated the purchase price to this asset, which is being amortized over a five year period commencing January 1, 1999.

             5th Avenue Channel commenced limited operations in December 1998. $696,762 of website and product development costs were included in the Company's consolidated financial statements for 5th Avenue Channel in 1998. There were no significant revenues generated in 1999 or 1998 by 5th Avenue Channel. Accordingly, substantially all of 5th Avenue Channel's operating results have been included in the Company's consolidated financial statements for 1999 and 1998.

         CONSULTING AGREEMENT

             As an integral part of the acquisition of 5th Avenue Channel, the Company entered into a Consulting Agreement with Ivana Trump for "on air" marketing and other promotional services. Ms. Trump was Chairman of one of the Company's subsidiaries and was a minority stockholder of 5th Avenue Channel prior to its acquisition. Ms. Trump was to receive $10,000 per month and additional remuneration based upon appearances. In addition, she received options to purchase up to 700,000 shares at various exercise prices ranging from $5 to $15 per share. The options expire in December 2001. The agreement had an initial term expiring on December 31, 2001 and was renewable for successive additional one-year terms unless either party provides specified written notice of non-renewal.

         ACQUISITION OF INTERNATIONAL BROADCAST CONSULTANTS OF AMERICA, INC. ("IBC")

             In February 1999, the Company signed a letter of intent to acquire all of the assets and business operations of IBC for $450,000 in a note and 300,000 shares of the Company's common stock. 50% of the outstanding common stock of IBC was owned by an officer and Director of the Company. IBC was an innovator in the electronic media field, specializing in new product marketing on cable TV. The operations of IBC have been integrated with the Company for the entire year of 1999.

             The acquisition was effective January 4, 1999 and has been recorded as a purchase; accordingly, the operations of IBC have been included in consolidation for all 1999. The purchase was completed on May 12, 1999. The total consideration amounted to $2,174,000, which was measured by the note of $450,000 and the 300,000 shares of common stock, which were valued at a specified average price of the Company's common stock for a period prior to the closing, discounted for various market factors. This consideration exceeded the estimated fair market value of the net tangible assets acquired by approximately $1,698,848. The excess has been recorded as goodwill and is being amortized over 15 years.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  BUSINESS ACQUISITIONS (Continued)

         ACQUISITION OF INTERNATIONAL BROADCAST CONSULTANTS OF AMERICA, INC. ("IBC") (Continued)

             A summary of the allocation of the $2,174,000 purchase price to the net assets acquired is as follows:


              Cash                                                                                   $     40,381
              Accounts receivable                                                                          93,750
              Inventory                                                                                   312,265
              Officer loans                                                                                50,504
              Equipment and leasehold improvements                                                         44,429
              Other assets                                                                                 26,424
              Acquisition costs                                                                           (92,501)
              Goodwill                                                                                  1,698,848
                                                                                                        ---------
                 Total purchase price                                                                  $2,174,100
                                                                                                        =========

         SUMMARY OF GOODWILL

          5th Avenue Channel, Inc.                                                                    $   615,000
          IBC                                                                                           1,698,848
                                                                                                        ---------
                                                                                                        2,313,848
          Less accumulated amortization                                                                   235,556
                                                                                                       ----------
                                                                                                       $2,078,292
                                                                                                       ==========


NOTE 4.  PROPERTY AND EQUIPMENT


                                                                                Estimated Useful
                                                                                  Lives (Years)
                                                                                  -------------
        Leasehold improvements                                                        7-10           $     60,365
        Furniture, fixtures and office equipment                                        7                 229,552
        TV signal rebroadcast and receiving equipment                                 5-10              1,968,068
        Vehicles                                                                        5                 133,371
        Web site software and hardware                                                 3-5                193,464
                                                                                                       ----------
                                                                                                        2,584,820
        Less accumulated depreciation                                                                   1,084,409
                                                                                                        ---------
                                                                                                       $1,500,411


         Depreciation expense was $358,809 and $286,488 for 1999 and 1998, respectively. In 1998, the Company wrote off approximately $82,000 of converter boxes, which were no longer operational.

         Depreciation of website software and hardware will start during the second quarter of 2000 upon the launch of the internet site.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  LICENSES

         LOCATION OF LICENSE

         United States:
            LaCrosse, Wisconsin                                                                       $   371,493
            Stevens Point and Wausau, Wisconsin, net of $350,000 allowance for impairment                 839,361
                                                                                                       ----------
                                                                                                        1,210,854
         Costa Rica:
            San Jose, Costa Rica                                                                        4,174,000
                                                                                                        ---------
                                                                                                        5,384,854
         Less accumulated amortization                                                                  1,052,957
                                                                                                        ---------
                                                                                                       $4,331,897
                                                                                                       ==========

         Amortization expense was $319,164 and $319,697 for 1999 and 1998, respectively.

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

             The Company has accrued, but has not paid, the required interest payment of $115,620, which was due on October 31, 1998, or the payment of $21,702, which was due on January 31, 1999. In April 1999, the Company tendered the first interest-only installment payment, with the conditional endorsement that these payments were to be applied to the Wisconsin licenses

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  LICENSES (Continued)

         UNITED STATES LICENSES (Continued)

             and not held to make good the Hickory default (see below). The installment checks were returned because of the conditional endorsement. The waiver request was resubmitted by the Company on May 14, 1999 and the Company is now awaiting action by the FCC. In effect, on the due date for the first installment payments, the Company petitioned the Commission for a waiver of the provision of the auction rules under which any amount may be due for the Company's default in Hickory, North Carolina, would be taken out of the payments made for Wausau and Stevens Point, thus causing those licenses to go into default as well. The Commission has not yet ruled on the Company's petition. When a ruling is made, the notes will have to be brought current. At December 31, 1999, the Company has accrued but has not paid a total of $216,510 of interest charged by the FCC on the two notes. The total obligations have been presented as long-term debt in the accompanying consolidated financial statements based upon the opinion of special counsel that under the circumstances these obligations are not considered to be in technical default.

             Future required principal payments are as follows:

              Year ending December 31:
                 2000                                                 $  86,586
                 2001                                                    94,999
                 2002                                                   103,969
                 2003                                                   113,786
                 2004                                                   124,398
                 Thereafter                                             427,741
                                                                        -------
                                                                       $951,479
                                                                       ========

             In 1998, the Company recorded a $350,000 impairment allowance relating to the Stevens Point and Wausau, Wisconsin licenses. The Company believes the value of these licenses declined by the estimated allowance recorded. At December 31, 1999, these licenses have not been placed in service.

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

             The Company will be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent reauction of this license. The FCC has not yet announced plans to reauction the Hickory, NC license and no liability has been recorded for the potential shortfall of a re-auction. The Company is not able to estimate what the shortfall may be, if any.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  LICENSES (Continued)

         COSTA RICA LICENSES

             In February 1996, the Company acquired three companies holding a total of 18 frequency licenses for broadcast of pay television (i.e., "wireless cable") services in Costa Rica together with related equipment and contracts with subscribers. These companies were acquired from the person who, as the result of the loan restructure described in Note 7, subsequently came to be the present President and major stockholder of the Company.

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


NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable                                          $   762,810
        Accrued interest on license fee payable                       216,510
        Other accrued liabilities                                     363,709
                                                                   ----------
                                                                   $1,343,029


NOTE 7.  LOAN RESTRUCTURE

         On May 19, 1997, the Company entered into an agreement with Mr. Melvin Rosen ("Rosen") restructuring the $2 million note issued in the acquisition of Canal 19 into a convertible debenture maturing in 12 months and bearing interest at 12% per annum. The principal amount of the debenture was increased by $100,000 for expenses owed or reimbursable to Rosen at the issue date of the debenture.

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

         The debenture was convertible by Rosen into the Company's common stock at any time after the issue date prior to payment of the debenture on at least 30 days advance notice. The conversion price was equal to the lesser of (1) $.50 per share of common stock or (2) the average of the closing "bid" for the Company's common stock as reported on NASDAQ for the five trading days immediately prior to the conversion date.

         No interest was paid on the debenture and the $153,033 of interest accrued from May 19, 1997 to December 31,1997 was added to the debenture balance.

         In November 1997, Rosen notified the Company of his intention to convert the debenture into common stock. As inducement for the early conversion and for the President/Chairman of the Board foregoing all interest on the debenture after December 31, 1997, an additional $109,967 was added to the debenture principal balance in 1997.

         The resulting $2,366,000 debenture balance was converted into 4,732,000 restricted common shares in the first quarter of 1999 after the number of authorized shares was increased from 10,000,000 to 50,000,000.


NOTE 8.  NOTES AND LOANS RECEIVABLE, RELATED PARTIES


        NOTES RECEIVABLE
        Notes receivable from officers/stockholders, one of whom is a director;
        including interest at 8%, payable in 10 annual installments of approximately $50,000, collateralized by 55,562 shares of the Company common stock $333,365

        Less current maturities                                                                            23,012
                                                                                                         --------
                                                                                                         $310,353

        LOANS RECEIVABLE
        Loan receivable from a former officer, no specified maturity date or interest rate.             $  51,274

        Loan receivable  from a current  employee,  no specified  maturity date or interest rate; the loan was settled in early 2000 in  consideration  for  services  performed by the employee in
        2000.                                                                                              23,000

        Other employee loans                                                                               13,638
                                                                                                         --------
                                                                                                           87,912
        Less allowance                                                                                     23,000
                                                                                                         --------
                                                                                                        $  64,912
                                                                                                        =========

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  LOANS PAYABLE, RELATED PARTIES

        Loans payable to the  President/Chairman of the Board, interest at 8%, no specified maturity
        date, including accrued interest of $242,958                                                   $2,268,308
                                                                                                        =========

        Loan  payable to former CEO and  director,  interest at 10%,  no  specified  maturity  date,
        including accrued interest of $4,491                                                           $   22,941

        Loan payable to current  director,  interest at 10%, no specified  maturity date,  including
        accrued interest of $7,140.                                                                        32,140
                                                                                                      -----------
                                                                                                       $   55,081
                                                                                                      ============

         Interest expense on the related party loans payable amounted to approximately $175,000 and $63,000 during 1999 and 1998, respectively.


NOTE 10. COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases its offices, certain operating facilities and equipment under several operating leases with terms expiring through 2003.

         Future minimum lease payments under these operating leases are approximately as follows:

          Year ending December 31:
             2000                                                   $114,600
             2001                                                    120,700
             2002                                                    112,300
             2003                                                     67,700
                                                                   ---------
                Total                                               $415,300
                                                                   =========

         The Company also rents office space in Costa Rica from the President/Chairman of the Board. There is no formal agreement regarding the rental of the Cost Rica property and, accordingly, these arrangements are on a month-to-month basis.

         Rent expense was approximately $185,000 and $118,000 for 1999 and 1998, respectively. The rent paid by the Company to the President/Chairman of the Board for the Costa Rica property lease was approximately $14,000 for 1999 and $20,000 for 1998.

         The Company has also entered into lease agreements for certain excess capacity for four channels with each of the Shekinah Network and the Morningstar Educational Network for use in the LaCrosse System. In October 1997, the FCC granted Shekinah Network and Morningstar such licenses. The terms of such leases expire 10 years from the license grant date and provide for the negotiation of new lease agreements upon the expiration of the initial ten year terms. The Company is required to pay a monthly subscriber royalty fee based on the number of subscribers.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         EMPLOYMENT AGREEMENTS

             During 1999, the Company entered into various employment agreements with certain management personnel. The agreements expire on December 31, 2003 and provide for approximate annual salaries as follows:

              Year ending December 31:
                 2000                                            $   415,000
                 2001                                                250,000
                 2002                                                250,000
                 2003                                                250,000
                                                                  ----------
                                                                  $1,165,000
                                                                  ==========
         OTHER

             In June 1999, the U.S. Securities and Exchange Commission (SEC) issued an order directing an investigation of certain activities of the Company and others. The Company is cooperating fully with the SEC staff and does not believe it has engaged in any conduct which would warrant the institution of legal proceedings by the SEC.

             From time to time, the Company is involved in disputes, claims and litigation in the normal course of business. The Company believes that there are no material claims or disputed matters, which are not covered by insurance.

             The Company entered into a revenue sharing agreement in April 1999. The parties have not performed services under the contract as of December 31, 1999. The Company granted to this entity 100,000 stock options and the entity can earn an additional 100,000 options based upon certain performance criteria. If the entity exercises the options, the exercise prices are $12.00, $14.00 and $16.00 per share if the options are exercised within 12, 24 or 36 months, respectively. The Company is to receive 200,000 restricted options to purchase the entity's common stock. The exercise prices are $4.00, $6.00 and $8.00 per share if the options are exercised within 12, 24 or 36 months, respectively.


NOTE 11. CONVERTIBLE SUBORDINATED DEBENTURES

         MAY DEBENTURES

             In April 1998, the Company completed a private offering of 12% Convertible Subordinated Debentures (the "May Debentures") due on October 31, 1999. Interest was payable monthly. The May Debentures were convertible into shares of common stock at $2 per share. Debenture holders had the option to convert up to 50% of the principal amount of the Debentures in the event that the Company had not exercised its redemption rights at any time prior to February 28, 1999. If the Company did not offer to redeem the debentures by that date, Debenture holders had the right to convert the remaining 50% of the principal amount after July 31, 1999.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 11. CONVERTIBLE SUBORDINATED DEBENTURES (Continued)

         MAY DEBENTURES (Continued)

             The Company received net proceeds of $555,330 ($595,000 less issuance costs of $39,670). At the time of issuance of the debentures, the market price of the Company's common stock was higher than the conversion rate, resulting in a beneficial conversion feature which was limited to the amount of the proceeds received ($595,000). This amount was treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital. 50% of this amount was amortized into interest expense from the issuance dates through February 28,1999 (the first conversion date) and the remaining 50% was amortized to interest expense from the issuance dates through July 31, 1999 (the second conversion date). $204,348 and $390,652 were amortized as interest expense during 1999 and 1998, respectively.

             In December 1999, the debenture holders opted to convert the debentures and accrued interest thereon into shares of the Company's common stock. Accrued interest through the date of conversion amounted to $70,117. The principal amount and accrued interest of $70,117 were converted into 332,559 shares of common stock.

         NOVEMBER DEBENTURE

             In November 1998, the Company completed a private offering of a 12% Convertible Subordinated Debenture (the "November Debenture") due on April 30, 2000. Interest was payable quarterly from January 30, 1999, to April 30, 2000. The November Debenture was convertible into shares of common stock at $2.50 per share. The Debenture holder had the option to convert up to 50% of the principal amount of the Debenture in the event that the Company did not exercise its redemption rights at any time prior to July 30, 1999. If the Company did not offer to redeem the debentures by that date, the Debenture holder had the right to convert the remaining 50% of the principal amount after December 31, 1999. The Company received net proceeds of $500,000 in connection with the November Debenture. At the time of issuance of the debenture, the market price of the Company's common stock was higher than the conversion rate, resulting in a beneficial conversion feature of $325,000. This amount was treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital. 50% of this amount was amortized into interest expense from the issuance date through July 30, 1999 (the first conversion date) and the remaining 50% was being amortized to interest expense from the issuance date through December 31, 1999 (the second conversion date). $267,551 and $57,449 was amortized as interest expense during 1999, and 1998, respectively.

             In December 1999, the debenture holder opted to convert the debenture and accrued interest thereon into shares of the Company's common stock. Accrued interest through the date of conversion amounted to $55,000. The principal amount and accrued interest of $55,000 were converted into 222,000 shares of common stock.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. COMMON STOCK

         PRIVATE PLACEMENTS OF COMMON STOCK

             In June 1999, the Company issued 125,000 shares of common stock in a private transaction to an accredited investor in exchange for $500,000 in cash. The Company also agreed to issue three-year warrants to purchase 15,000 shares of common stock at $5.00 per share and 5,000 shares at $6.00 per share.

             In late October and November of 1999, the Company issued a total of 2,000,000 shares of common stock in private transactions to accredited investors in exchange for $4,612,500 in cash. Finder's fees, professional fees and other related costs amounting to approximately $333,000 have been recorded as a reduction of additional paid-in-capital.

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


NOTE 13. STOCK WARRANTS, CONSULTING AGREEMENTS AND SHARES RESERVED

         IPO WARRANTS

             In connection with its initial public offering on May 10, 1995, the Company sold 1,610,000 redeemable common stock purchase warrants for $.25 per warrant and certain shareholders sold an additional 400,000 warrants. The warrants are exercisable at a price of $5.75 per share until May 3, 2000 and are governed by a warrant agreement between the Company and Continental Stock Transfer & Trust Company as warrant agent.

             The warrants are subject to redemption by the Company upon 30 days prior written notice, at a price of $.25 per warrant, if the closing sale or bid price per share of the Company's common stock equals or exceeds 120% of the then-current exercise price (initially $5.75, subject to adjustment) per share for the 20 trading days ending on the third trading day prior to the mailing of the notice of the redemption.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13. STOCK WARRANTS, CONSULTING AGREEMENTS AND SHARES RESERVED
         (Continued)

         UNDERWRITER'S WARRANTS AND UNDERWRITER'S STOCK WARRANTS

             In connection with the initial public offering, the Company issued 140,000 underwriter's warrants and 100,000 underwriter's stock warrants.

             The 140,000 underwriter's warrants are exercisable at $3.75 per warrant and entitle the holders to purchase a like number of underlying warrants. Each underlying warrant entitles the holders to purchase one share of common stock at an exercise price of $5.75 until May 3, 2000, and is subject to redemption by the Company upon 30 days prior written notice at a price of $.25 per underlying warrant, provided that the closing price or bid price per share of the common stock equals or exceeds 120% of the then current exercise price (initially $5.75, subject to adjustment) for the 20 trading days ending on the third trading day prior to the mailing of the notice of redemption.

             The underwriter's stock warrants are exercisable for a like number of shares of common stock at a price of $7.50 per share. The underwriter's warrants and underwriter's stock warrants are exercisable until May 3, 2000.

         CONSULTANT'S WARRANTS

             In July 1997, the Company entered into a two year consulting agreement with an investment banking firm (the "Consultant'). The Company granted the Consultant (i) 500,000 one-year warrants exercisable at $1.00 per share, (ii) 200,000 one-year warrants exercisable at $2.50 per share and (iii) 100,000 three-year warrants exercisable at $2.50 per share. A value of $128,000 was assigned to the warrants and was charged to operating expenses in the second half of 1997. The consultant's warrants were subsequently assigned to certain individuals.

             In October 1997, 450,000 of the one-year 500,000 warrants were exercised at $1.00 per share and the Company received $450,000. In July 1998, the exercise date for the remaining 50,000 one-year warrants was extended and in September 1998, the 50,000 warrants were exercised at $1.00 per share, for proceeds of $50,000.

             The exercise date of the one-year warrants for the purchase of 200,000 shares of common stock at $2.50 per share was extended to July 10, 2000.

         SHARES RESERVED

             As of December 31, 1999, the Company has reserved a total of 8,379,462 shares of common stock for future issuances pursuant to stock warrant, stock option and performance shares. This balance includess options and warrants that are exercisable within 60 days March 27, 2000.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK OPTION PLAN

         In January 1995, the Company adopted a stock option plan (the "SOP"), pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive and/or non-qualified stock options. The SOP covers 200,000 shares of the Company's common stock, $.001 par value. The SOP is administered by the Board of Directors and will expire in 2005. Incentive stock options granted under the SOP are exercisable for a period of five to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the terms of an incentive stock option granted under the SOP to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant.

         During 1999, the Company issued 35,000 stock options to certain consultants and 16,000 options to independent directors. The consultant options are at $0.25 above the closing price of the Company's common stock at the date of grant and expire over a five year period. The directors options are at the closing price of the Company's common stock at the date of grant and expire over a five year period. During 1998, the Company issued 995,000 stock options to certain consultants and non-employee celebrities. The options are at various exercise prices from $2 to $15 and expire over three to five year periods. Compensation expense of $264,031 and $100,000 was recognized in 1999 and 1998, respectively, in conjunction with options issued to consultants and outside directors.

         The Company applies APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured as the market price of the Company's common stock at the date of grant, or agreement in principle to grant the option, if earlier, over the amount the recipient must pay to acquire the common stock.

         Statement of Financial Accounting Standards No. 123 (SFAS 123), "ACCOUNTING FOR STOCK-BASED Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options has been determined in accordance with the fair value based method prescribed in SFAS 123.

         The Company estimates the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: no dividend yield; an expected life of three to five years; 135% expected volatility for 1999 and 130% expected volatility for 1998, and 6.00% risk free interest for 1999 and 5.07% risk free interest rate for 1998.

         The option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK OPTION PLAN (Continued)

         Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                          1999            1998
                                                                                      -----------    -----------
          Net loss:
             As reported                                                              $(5,178,003)   $(3,297,941)
             Pro forma                                                                 (5,329,955)    (4,781,915)

          Loss per share - basic and diluted:
             As reported                                                            $       (0.52)   $     (0.81)
             Pro forma                                                                      (0.53)         (1.18)


         A summary of the status of options under this plan and additional options granted outside of the plan as of December 31, 1999 and 1998 and changes during the years ended on that date are presented below:


                                                                           1999                      1998
                                                                           ----                      ----
                                                                              Weighted                  Weighted
                                                                              Average                    Average
                                                                              Exercise                  Exercise
                                                                    Shares     Price        Shares        Price
                                                                  ---------   --------     ---------    ---------
          Balance at beginning of year                            1,018,000      $7.15        23,000        $7.64
          Options granted                                           152,360       5.85       995,000         7.14
          Options exercised                                               -                        -            -
          Options expired                                           (73,000)         -             -            -
                                                                  ---------   --------     ---------    ---------
          Balance at end of year                                  1,097,360      $7.23     1,018,000        $7.15
                                                                  =========   ========     =========    =========

          Options granted during the year at exercise
             prices which equal to or exceed market price
             of stock at date of grant:
                Weighted average exercise price                     150,360      $5.83       935,000        $7.45
                Weighted average fair value                         150,360       5.30       935,000         4.17
          Options granted during the year at exercise
             prices below market price of stock at date
             of grant:
                Weighted average exercise price                       2,000      $7.25        60,000         2.25
                Weighted average fair value                           2,000       7.94        60,000         3.78

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK OPTION PLAN (Continued)

         The following table summarizes information about options under the plan and those issued outside of the plan, which are outstanding at December 31, 1999:

                              Options Outstanding                                      Options Exercisable
          ----------------------------------------------------------------------       -------------------
                                    Weighted                            Weighted                        Weighted
                                     Number            Average           Average       Number            Average
           Range of Exercise     Outstanding At       Remaining         Exercise    Exercisable At      Exercise
                Prices         December 31, 1999   Contractual Life       Price    December 31, 1999      Price
          ------------------   -----------------   ----------------    ---------   -----------------    --------
          $2.00 - $2.94              253,560               4.8          $  2.05             243,000      $  2.02
          3.13 - 3.88                 20,000               5.0             3.61              14,667         3.76
          4.00 - 4.50                 25,120               5.0             4.21                   -         -
          5.00 - 5.85                214,280               3.5             5.03             205,000         5.02
          6.00 - 6.75                 18,334               4.0             6.34              18,334         6.34
          7.13 - 7.25                 23,280               4.7             7.22               6,000         7.25
          8.00 - 8.25                226,946               3.2             8.05             226,946         8.05
          9.00 - 9.03                 10,560               4.0             9.02              10,560         9.02
          10.00                        5,280               4.0            10.00               5,280        10.00
          12.00                      200,000               2.0            12.00             200,000        12.00
          15.00                      100,000               2.0            15.00             100,000        15.00
                                   ---------                                              ---------
                                   1,097,360               3.8          $  7.23           1,029,787      $  7.39
                                   =========               ===           ======           =========       ======


NOTE 15. INCOME TAXES

         No credit for income taxes has been reflected in the accompanying financial statements for 1999 and 1998 because of the significant uncertainty that exists regarding the realization of such income tax credits (see below).

         As of December 31, 1999, the Company had several temporary differences primarily related to accrued compensation and interest between financial reporting and income tax reporting. The components of the deferred tax asset as of December 31, 1999 were approximately as follows:

          Deferred income tax assets:
             Net operating loss carryforwards                $ 2,900,000
             Other                                               500,000
                                                            ------------
          Gross deferred tax asset                             3,400,000
          Valuation allowance                                 (3,400,000)
                                                            ------------
                                                            $          -
                                                            =============

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. INCOME TAXES (Continued)

         As of December 31, 1999, the Company estimates that it has net operating loss carryforwards of approximately $8,300,000, which expire in various years through 2020; however, the utilization of the benefits of such carryforwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of $3,400,000, which related to the net operating losses, and other temporary differences, has been established.

         The Company had been delinquent in the filing of various federal, state and local income and other tax returns. The ultimate determination of the Company's taxable income, including the amount and expiration dates of net operating loss carryforwards, is subject to, among other things, certain restrictions as a result of the late filing of the various tax returns. The Company may also be subject to possible review and examination of such tax returns by the appropriate federal, state and local taxing authorities. Additional income taxes, including penalties for non-compliance and interest, if any that may be assessed will be charged to operations when determined.

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


NOTE 16. NET LOSS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31, 1999 and 1998:


                                                                                           1999            1998
                                                                                           ----            ----
          Numerator for basic and diluted loss per share - net loss                    $(5,178,003)   $(3,297,941)
                                                                                        ==========     ==========

          Denominator for basic and diluted loss per share -
             weighted average shares                                                    10,036,865      4,080,242
                                                                                        ==========      =========

          Basic and diluted net loss per common share                                       $(0.52)        $(0.81)
                                                                                             =====          =====

         All convertible instruments, which are convertible into shares of common stock, were excluded in the computation of diluted loss per share because their effect would be anti-dilutive.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

         Certain supplemental disclosure of cash flow information and non-cash investing and financing activities for the years ended December 31, 1999 and 1998 is as follows:

                                                                                             1999           1998
                                                                                             ----           ----
          Cash paid during the year for:
             Interest                                                                   $     39,179    $  73,774
          Non-cash investing and financing activities:
             Conversion of convertible debenture                                           2,366,000            -
             Stock issued in connection with acquisition IBC                               1,724,100            -
             Common stock issued in connection with acquisition of 5th
                Avenue Channel                                                                     -      615,000
             Note payable issued in connection with acquisition of IBC                       450,000            -
             Conversion of May Debentures                                                    665,117            -
             Conversion of November Debenture                                                555,000            -
             Common stock issued in settlement of debt                                             -       99,636


NOTE 18. SEGMENT INFORMATION

         OPERATING SEGMENTS, GEOGRAPHIC AND CUSTOMER INFORMATION

             During 1999, the Company operated in various segments as follows:

             o    Product sales
             o    Wireless cable television services:
                        Costa Rica
                        Wisconsin
             o    Corporate, Internet/television

             In 1998, the Company operated wireless cable television operations in Costa Rica and Wisconsin. Corporate overhead expenses are exclusively included in the Internet and television segment for 1999 due to the shift in the Company's business model from focusing on wireless cable to the Internet and television production.

             The Company uses operating income before depreciation, amortization of licenses and interest to manage its business units. Cost of developing new businesses is included in corporate until the new business units generate sufficient revenue to be stand alone operations. Only licenses in use in Wisconsin are included in Wisconsin assets. The costs of undeveloped licenses at Stevens Point and Wausau, Wisconsin are included as corporate assets.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 18. SEGMENT INFORMATION (Continued)

         OPERATING SEGMENTS, GEOGRAPHIC AND CUSTOMER INFORMATION (Continued)

             Information regarding the Company's geographic business units follows (in thousands):

                                                                                              Wireless Cable
                                                                                            Television Services
                                                           Corporate,                       -------------------
                                                            Internet       Product      Costa
                                                             and TV         Sales       Rica     Wisconsin     Total
                                                             ------        -----        ----     ---------     -----
                       December 31, 1999 and the year
                           then ended:
                             Revenue                            $   --      $   2,196   $  1,279    $    317    $  3,792
                                                                ========    =========   ========    ========    ========
                             Operating income (loss) before
                                depreciation and amortization   $ (3,304)   $    (382)  $    367    $    (93)   $ (3,412)
                             Depreciation                            (75)         (16)      (158)       (110)       (359)
                             Amortization                           (235)        --         (292)        (27)       (555)
                                                                --------    ---------   --------    --------    --------
                             Operating loss                     $ (3,614)   $    (398)  $    (83)   $   (230)   $ (4,326)
                                                                ========    =========   ========    ========    ========
                             Identifiable assets                $  5,881    $     793   $  3,988    $    803    $ 11,465
                                                                ========    =========   ========    ========    ========
                             Capital expenditures               $    281    $      11   $    179    $     20    $    491
                                                                ========    =========   ========    ========    ========

                       December 31, 1998 and the year
                           then ended:
                             Revenue                            $   --      $    --     $  1,093    $    360    $  1,453
                                                                ========    =========   ========    ========    ========
                             Operating income (loss) before
                                depreciation and amortization   $ (2,120)   $    --     $    149    $     12    $ (1,959)
                             Depreciation                            (14)        --         (162)       (110)       (286)
                             Amortization                           --           --         (292)        (27)       (319)
                                                                --------    ---------   --------    --------    --------
                             Operating loss                     $ (2,134)   $    --     $   (305)   $   (125)   $ (2,564)
                                                                ========    =========   ========    ========    ========
                             Identifiable assets                $  2,015    $    --     $  4,220    $    872    $  7,107
                                                                ========    =========   ========    ========    ========
                             Capital expenditures               $     22    $    --     $    203    $      4    $    229
                                                                ========    =========   ========    ========    ========

             In 1999, sales to one customer accounted for approximately 10% of the Company's total revenue. In 1998, no single customer accounted for 10% or more of the Company's revenue.

             In 1999, purchases from three suppliers accounted for approximately 63% of the Company's total purchases. In 1998, no single supplier accounted for 10% or more of the Company's purchases.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 19. YEAR END ADJUSTMENTS

         During the fourth quarter of 1999, the Company recorded certain adjustments that are considered material to the Company's financial position and operating results for the fourth quarter of 1999. The following is an analysis of these adjustments:

                                                                  (Decrease)
                                                 ------------------------------------------------      (Increase)
                                                                                   Stockholders'        Decrease
                                                  Assets         Liabilities          Equity            Net Loss
                                                 ----------     ---------------   ---------------       ---------
          Adjustment related to accounting
             for co-marketing agreement         $(1,500,000)        $(1,250,000)        $ (220,000)   $  (30,000)
          Inventory write-down                     (241,000)                  -                         (241,000)
          Adjustment relating to
             acquisition cost of IBC               (219,000)                              (739,000)      520,000
          Adjustment of Property and
             and Equipment                         (157,000)                  -                  -      (157,000)
                                                ------------     ---------------   ---------------    -----------
                                                $(2,117,000)        $(1,250,000)        $ (959,000)    $  92,000
                                                ============       =============       ===========    ==========

          Per share                                                                                         $.02
                                                                                                            ====

         During the fourth quarter of 1998, the Company recorded certain adjustments that are considered material to the operating results of the fourth quarter of 1998. The following is an analysis of these adjustments:


                                                                                                        Effect on
                                                                                                       Net Loss -
                                                                                                      Over (Under)
                                                                                                         Stated

          Recognition of provision for asset impairment                                                $(350,000)
          Adjustment of amortization of discount on convertible subordinated debentures                 (127,000)
          Recognition of compensation expense on certain stock options issued                           (100,000)
                                                                                                        --------
                                                                                                       $(577,000)

          Per share                                                                                        $(.14)
                                                                                                           ======


NOTE 20. SUBSEQUENT EVENTS

         MASTER FACILITY AGREEMENT

             On March 28, 2000, the Company signed a Master Facility Agreement with Fusion Capital Fund II, LLC the ("Holder") pursuant to which the Company and the Holder entered into two Equity Purchase Agreements having an aggregate principal amount of $6,000,000 each or a total of $12,000,000. The principal amount of each Equity Purchase Agreement is convertible into shares of the Company's common stock. The Company has agreed to promptly register the shares pursuant to a registration statement. As a commitment fee, the Holder will receive shares with a value equal to $780,000 upon the closing of the first Equity Purchase Agreement.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 20. SUBSEQUENT EVENTS (Continued)

         MASTER FACILITY AGREEMENT (Continued)

             The Holder will fund the Company $500,000 immediately upon the closing. Thereafter, the Holder will purchase at least $1,000,000 a month for a period of six months to complete the first Equity Purchase Agreement, subject to the shares being registered. The Holder will maintain a segregated account designated specifically for purchasing the Company's common stock, which will have a minimum of $1,000,000 balance at the beginning of each month.

             The purchase price of the shares will be the lesser of: (i) The Fixed Conversion Price, defined as 140% of the price of the shares at the closing; (ii) The Variable Conversion Price, defined as (a) the low sale price of the common stock on the date of notice of purchase or (b) the average four closing bid prices for the common stock for the twenty days prior to the date of notice of purchase.

             The Company may block the Holder's right to purchase the common stock at any time, provided that the common stock price is below the Fixed Conversion Price. If the common stock price is above the Fixed Conversion Price, the Company may require the Holder to purchase in excess of $1,000,000 worth of stock.

         STOCK SUBSCRIPTION AGREEMENT

             On March 27, 2000, the Company entered into a subscription agreement for the sale of 500,000 shares of its common stock at a price of $4.00 per share. Under the agreement, the subscriber is required to purchase 37,500 shares for $150,000 by March 29, 2000. The Company shall deliver those shares as soon as possible after the effectiveness of its currently pending Registration Statement. On April 8, 2000, the subscriber is required to purchase an additional 37,500 shares for $150,000. Subsequently, each week the subscriber is required to purchase 37,500 additional shares until the Company has received $1 million, with the final purchase of 25,000 shares. The right to sell more shares to the subscriber is at the option of the Company. The Company has agreed to include all of the 500,000 shares in the current Registration Statement being filed by the Company.

         AGREEMENT WITH TELEVISION BROADCASTING FACILITY

             In February 2000, the Company entered into an agreement with a Miami-based television broadcasting facility whereby the Company built its television studio and newsroom inside the facility and utilizes the control room and uplink facilities of the studio for a monthly fee of $72,000 per month. The agreement is for one year with a one year renewal option.

         CARRIAGE AGREEMENTS

             In March 2000, the Company entered into agreements with two companies for broadcasting of the Company's television programming. The fees to be paid to these two companies will amount to approximately $170,000 a month. The Company has the option to cancel these agreements at any time.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 20. SUBSEQUENT EVENTS (Continued)

         TELEVISION CONTENT AGREEMENTS

             Subsequent to year end, the Companies entered into agreements with several companies to provide text and video content for the Company's television programming. The cost of these services will be approximately $7,350 a month.

         DISTRIBUTION AGREEMENT

             In March 2000, the Company signed an agreement with a company to "host, serve, and stream" the Company's television broadcast over a distributed network at various bandwidths for internet distribution. The Company will share revenue for various advertising and media content products. The Company will earn 100,000 warrants to purchase the distributor's common stock (4,167 warrants monthly) over the two year term of the agreement, having an exercise price equal to the price of the distributor's common stock as used in the distributor's Employee Stock Option Plan on the date of grant. The warrants will vest after three months and have an expiration term of two years after the distributor's expected initial public offering. In exchange, the Company will grant the distributor 100,000 stock options, (4,167 options per month) which will be valued at fair market value at date of grant and shall be governed by the terms of the Company's Stock Option Plan.

         PUBLIC RELATIONS AND FINANCIAL CONSULTING SERVICES AGREEMENTS

             In February 2000, the Company signed an agreement with a media company to provide public and corporate relations services to the Company for a fee of $10,000 and 1,000 shares per month. The contract is for six months.

             In March 2000, the Company entered into an agreement with a company to provide financial consulting services to the Company, including contract negotiations, financial services, public relations and media relations, short and long-term strategic business plans, and evaluations of future financings. The fees for these services consist of $30,000 and 60,000 shares of the Company's common stock.

             In March 2000, the Company entered into an agreement with an internet advertising agency for the development of the Company's advertising revenue model, the marketing of the Company's website on other websites, and the optimization of results from search engines. The contract is for six months and the cost of the services is $40,000 plus 10,000 stock options having an exercise price equivalent to the closing price of the Company's common stock on March 1, 2000.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 20. SUBSEQUENT EVENTS (Continued)

         CO-MARKETING AGREEMENT

             In May 1999, the Company had entered into a two-year co-marketing agreement with a privately-held online securities brokerage firm. This agreement was revised in March 2000. Under the revised agreement, the Company is granting the online entity a limited right to advertise online brokerage services on the Company's television channel and website, in exchange for the firm to promote the Company's NetVideoNetworks archive to its online partners and to broadcast weekly video content which will be downloaded to the Company's video servers and be available in the archive. The Company is to receive $5,000 a month upon completion of each companies' facilities plus a fee for each account opened through the Company's website. Additionally, the Company received 500,000 restricted shares of the online entity in exchange for 195,000 restricted shares of the Company's stock to be provided to the online entity.

         REVENUE SHARING CONTRACTS

             The Company signed contracts with an employment service entity to provide internet access and services to the employment service entity. The Company is to receive 700,000 restricted shares of the employment service entity's common stock in exchange for 100,000 restricted shares of the Company's common stock.

         REVENUE SHARING CONTRACTS

             On March 16, 2000, the Company entered into an agreement with an entity providing certain analysis and information about Initial Public Offerings (IPOs). The agreement provides for the entity to grant the Company the royalty free right to use IPO clips on its internal sites for users around the world. The Company will pay the entity 50% of all net revenues actually received by the Company from advertising that will appear prior to, during and subsequent to the playing by a viewer of any video or audio derived from an IPO clip, or any video or audio containing content from an IPO clip. In addition, the Company granted the entity 100,000 stock options to purchase the shares of the Company's common stock at a price equal to the closing price of the Company's common stock on March 16, 2000. Such options will vest and be delivered as follows:
             33,333 upon signing of the agreement, 33,334 on July 16, 2000 and 33,333 on November 16, 2000. The shares issuable upon exercise of the options will be subject to standard piggy-back registrations provisions.

         LETTER OF AGREEMENT

             On March 27, 2000, the Company entered into a letter of credit of intent to grant specific geographic territories for legal advertising over the internet to a third party. A component of this agreement is to grant the third party 200,000 warrants to purchase the Company's stock at various prices. The Company is to receive $500,000 from the third party; however, if the third party does not recover all of its investment, the Company shall have the right to purchase the territories back from the third party in the form of common shares.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 20. SUBSEQUENT EVENTS (Continued)

         GRANT OF STOCKS OPTIONS

             In January 2000, the Company granted a total of 900,000 stock options to its President, Chief Executive Officer and Chairman. 800,000 of these options are at an exercise price equal to the fair market value of the Company's common stock at the date of grant and 100,000 are at an exercise price equal to 110% of the Company's common stock at the date of grant. 660,000 of the options vest immediately while the remaining options vest at the rate of 20,000 a month. In addition, the Company granted him a total of 150,000 options for each six months of employment commencing January 1, 2000, at exercise prices ranging from $10.00 to $20.00 per share after a vesting period of 6 months, and 30,000 shares of the Company's common stock.

             In January 2000, the Company granted a total of 658,000 stock options to some of its executives. The options are at an exercise price equal to the fair market value of the Company's common stock at the date of grant. 928,000 options vest immediately while the remaining options vest on a monthly basis. In addition, the Company granted the executives a total of 300,000 options for each six months of employment commencing January 1, 2000, at exercize prices ranging from $10.00 to $20.00 per share having a vesting period of six months, and 50,000 shares of the Company's common stock.

             Subsequent to year end, a number of the Company's executives renegotiatedd their employment contracts resulting in annual increases in compensation of approximately $128,000, plus an employment contract for the chief executive officer raising his compensation to $250,000.