Form 10QSB
period 2000-03-31
5TH AVENUE CHANNEL CORP
filed 2000-05-15
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                       ______________ to _______________.

                           Commission File No. 0-25896

                            5TH AVENUE CHANNEL CORP.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                      59-3175814
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

        3957 N.E. 163RD STREET
      NORTH MIAMI BEACH, FLORIDA                               33160
(Address of principal executive offices)                     (Zip Code)

                                 (305) 947-3010
                           (Issuer's telephone number)

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 11, 2000, there were 12,474,564 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES [ ]  NO [X]

                            5TH AVENUE CHANNEL CORP.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENT

PART I              FINANCIAL INFORMATION                               PAGE NO.

ITEM 1.             Consolidated Financial Statements
                      Balance Sheets as of March 31, 2000 (Unaudited)
                      and December 31, 1999                                   3
                      Unaudited Statements of Operations for the three
                      months ended March 31, 2000 and 1999                    4
                      Unaudited Statements of Cash Flows for the three
                      months ended March 31, 2000 and 1999                    5
                      Notes to Unaudited Financial Statements                 6

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION & RESULTS OF OPERATIONS              14

PART II             OTHER INFORMATION

ITEM 2              Changes in Securities                                    19

ITEM 6.             Exhibits                                                 19

SIGNATURE                                                                    20

                      5TH AVENUE CHANNEL CORP.

                    CONSOLIDATED BALANCE SHEETS

                MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                      March 31,  December 31,
                                                                        2000         1999
                                                                     -----------  -----------
                                                                     (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                             147,649  $ 2,024,143
   Accounts receivable, net                                              123,907      555,514
   Inventory                                                             260,748      210,486
   Current portion of notes receivable, related parties                   23,012       23,012
   Loans receivable, related parties                                      64,912       64,912
   Prepaid expenses and other current assets                             287,394      143,640
                                                                     -----------  -----------
      Total current assets                                               907,622    3,021,707

Property and Equipment                                                 2,147,052    1,500,411

Security Investments                                                      83,831            -

Licenses                                                               4,252,106    4,331,897

Goodwill                                                               2,019,228    2,078,292

Notes Receivable, Related Parties                                        310,353      310,353

Other Assets                                                             275,557      222,699
                                                                     -----------  -----------
                                                                     $ 9,995,749  $11,465,359
                                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                            1,663,294  $ 1,343,029
   Accrued payroll, President/Chairman of the Board                      512,500      450,000
   Current portion of long-term debt                                     129,705       87,433
   Loans payable, related parties                                         55,706       55,081
   Loans payable, President/Chairman of the Board                      1,872,619    2,268,308
   Obligation under capital lease                                        376,063            -
   Deferred revenue                                                      141,400       91,400
                                                                     -----------  -----------
      Total current liabilities                                        4,751,287    4,295,251
                                                                     -----------  -----------

Long-Term Debt:
   License installment payment plan notes, net of current portion        821,774      864,893
                                                                     -----------  -----------

Stockholders' Equity:
   Common stock                                                           12,475       12,215
   Additional paid-in capital                                         23,386,027   20,277,555
   Deficit                                                           (16,674,467) (13,984,555)
                                                                     -----------  -----------
                                                                       6,724,035    6,305,215
                                                                     -----------  -----------
Stock Subscription Receivable                                           (850,000)           -
Deferred Compensation and Other                                       (1,451,347)           -
                                                                     -----------  -----------
                                                                       4,422,688    6,305,215
                                                                     -----------  -----------

                                                                     $ 9,995,749  $11,465,359
                                                                     ===========  ===========

                See notes to consolidated financial statements.

                            5TH AVENUE CHANNEL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                  2000          1999
                                                              ------------  ------------
                                                                     (Unaudited)
Revenue:
  Product sales                                               $     98,605  $    745,976
  Wireless cable television services                               366,369       416,664
                                                              ------------  ------------
                                                                   464,974     1,162,640
                                                              ------------  ------------
Direct Costs:
  Product sales                                                     85,748       486,210
  Wireless cable television services                               111,050        70,619
                                                              ------------  ------------
                                                                   196,798       556,829
                                                              ------------  ------------

Gross Margin                                                       268,176       605,811
                                                              ------------  ------------

Operating Expenses:
   Selling, general and administrative                           1,729,416       830,262
   Television,  website and software development costs             825,858       236,387
   Depreciation and amortization                                   257,550       239,861
                                                              ------------  ------------
                                                                 2,812,824     1,306,510
                                                              ------------  ------------

Loss from Operations                                            (2,544,648)     (700,699)
                                                              ------------  ------------

Other Income (Expense):
   Interest income                                                  26,940             -
   Interest expense                                               (172,204)     (307,487)
                                                              ------------  ------------
                                                                  (145,264)     (307,487)
                                                              ------------  ------------

Net Loss                                                      $ (2,689,912) $ (1,008,186)
                                                              ============  ============

Net Loss Per Common Share - Basic and Diluted                 $      (0.22) $      (0.11)
                                                              ============  ============

                See notes to consolidated financial statements.

                         5TH AVENUE CHANNEL CORP.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                             2000          1999
                                                                                          -----------  ------------
                                                                                                (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                               $(2,689,912) $ (1,008,186)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                                        257,550       239,861
         Amortization of discount on convertible subordinated debentures                            -       218,849
         Compensation in form of common stock and warrants issued
            to officers and consultants                                                       293,790             -
         Stock and warrants issued in lieu of interest                                        101,164             -
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                        431,607      (524,727)
            Decrease (increase) in inventory                                                  (50,262)      160,214
            Increase in prepaid expenses and other current assets                            (143,754)      (15,162)
            Increase in accrued payroll, President/Chairman of the Board                       62,500        45,000
            Increase in accounts payable and accrued liabilities                              370,201       267,903
            Increase in deferred revenue                                                       50,000             -
                                                                                          -----------  ------------
               Net cash used in operating activities                                       (1,317,116)     (616,248)
                                                                                          -----------  ------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                                        (765,336)     (202,664)
   Equipment purchased under capital lease                                                    376,063             -
   Net cash used in IBC acquisition                                                                 -        40,381
   Increase in other assets                                                                  (124,258)       88,287
                                                                                          -----------  ------------
               Net cash used in investing activities                                         (513,531)      (73,996)
                                                                                          -----------  ------------

Cash Flows from Financing Activities:
   Net proceeds from sales of common stock                                                    150,000             -
   Proceeds of loans from President/Chairman of the Board                                           -       514,463
   Payment of loans from President/Chairman of the Board                                     (195,000)            -
   Repayment of long-term debt                                                                   (847)       (2,462)
                                                                                          -----------  ------------
               Net cash provided by (used in) financing activities                            (45,847)      512,001
                                                                                          -----------  ------------

Net Decrease in Cash and Cash Equivalents                                                  (1,876,494)     (178,243)

Cash and Cash Equivalents, Beginning                                                        2,024,143       256,209
                                                                                          -----------  ------------

Cash and Cash Equivalents, Ending                                                         $   147,649  $     77,966
                                                                                          ===========  ============

                See notes to consolidated financial statements.

                            5TH AVENUE CHANNEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for the three months then ended, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 1999 Form 10-KSB. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information for the three months ended March 30, 2000 and 1999:

                                                         2000            1999
                                                         ----            ----

   Interest paid during the period                          $          $5,250
   Non-cash investing and financing activities:
     Shares received  in exchange for shares          860,173
     Shares issued in repayment of loan               250,000
     Shares issued for services to be performed       198,400
     Warrants issued for services to be performed   1,265,378
     Conversion of debentures                                      $2,366,000
     Stock issued for acquisition of IBC                            2,463,000
     Loan payable for acquisition of IBC, net                         450,000


NOTE 2.  AMENDMENT TO SHARES EXCHANGE AGREEMENT AND CONSULTING AGREEMENT

         Effective December 10, 1998 the Company acquired 100% of the capital stock of The 5th Avenue Channel, Inc. ("5th Avenue") for 335,000 shares of the Company common stock and agreed to issue up to 665,000 additional "performance shares" as follows: 332,500 shares if 5th Avenue achieves gross revenues in excess of $10,000,000 for any calendar quarter and the remaining 332,500 shares if 5th Avenue achieves either gross revenues in excess of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter.

         On April 24, 2000 and effective December 31, 1999, the agreement was amended to reduce the number of possible performance shares to be issued from 665,000 to 335,000. The amendment further limits the period in which the performance shares can be earned to September 30, 2003.

         As an integral part of the acquisition of 5th Avenue Channel, the Company had entered into a Consulting Agreement with Ivana Trump for "on air" marketing and other promotional services. Ms. Trump was Chairman for one of the Company's subsidiaries and was a minority stockholder of 5th Avenue Channel prior to its acquisition. Ms. Trump was to receive $10,000 per month and additional remuneration based upon appearances. In addition, she received options to purchase up to 700,000 shares at various exercise prices ranging from $5 to $15 per share. The options were to expire

                            5TH AVENUE CHANNEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

in December 2001. The agreement had an initial term expiring on December 31, 2001 and was renewable for successive additional one-year terms unless either party provides specified written notice of non-renewal.

         On April 24, 2000, the Consulting Agreement was canceled. Under a Termination and Settlement Agreement, the obligations of Ms. Trump referred to in the Consulting Agreement as "Consultant's Duties", and likewise, the obligations of the Company to pay Ms. Trump the consulting fees were terminated. In addition, Ms. Trump waives any right she may have to the 700,000 shares of the Company's common stock provided by the Consulting Agreement, and to the possible issuance of 35,000 performance shares which she was entitled to receive under certain conditions as per the Amended Share Exchange Agreement dated April 24, 2000.

NOTE 3. MASTER FACILITY AGREEMENT

         On March 29, 2000, the Company entered into a master facility agreement with Fusion Capital Fund II, LLC ("Fusion Capital") pursuant to which Fusion Capital agreed to enter into up to two equity purchase agreements, each with an aggregate principal amount of $6,000,000. On April 25, 2000, the Company entered into an amended and restated master facility agreement with Fusion Capital. Under the amended and restated master facility agreement, each equity purchase agreement grants Fusion Capital the right to purchase shares of the Company's common stock up to $6,000,000 at a price equal to the lesser of (1) 140% of the average of the closing bid prices for the Company's common stock during the 10 trading days prior to the date of the applicable equity purchase agreement (in the case of the first equity purchase agreement only, this shall not be less than $8.25) or (2) a price based upon the future performance of the common stock, in each case without any fixed discount to the market price, as further described below. The first equity purchase agreement requires that upon its execution, Fusion Capital will pay $500,000 to the Company as partial prepayment of the common stock. Once the $500,000 has been applied to purchase shares of the Company's common stock, Fusion Capital will pay the remaining principal amount upon receipt of the Company's common stock.

         Fusion Capital executed the first equity purchase agreement on May 5, 2000, and accordingly, the Company received the $500,000 prepayment. This date is referred to as the "closing date." The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion Capital stating that the Company elects to enter into such purchase agreement with Fusion Capital. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into shares of the Company's common stock. The obligation of Fusion Capital to enter into both equity purchase agreements is subject only to customary closing conditions, all of which are outside the control of Fusion Capital.

         PURCHASE OF SHARES UNDER THE EQUITY PURCHASE AGREEMENT

         Under each equity purchase agreement Fusion Capital will purchase shares of the Company's common stock by "converting" a specified dollar amount of the outstanding principal balance into common stock. Subject to the limits on conversion and the termination rights described below, each month during the six-month term of the equity purchase agreement Fusion Capital will have the right to convert up to $1,000,000 of the principal amount of the equity purchase agreement, plus any amounts for any prior month that have not yet been converted, into shares of the Company's common stock at the applicable conversion price. The conversion price per share is equal to the lesser of:

o the lowest sale price of the Company's common stock on the day of submission of a conversion notice by Fusion Capital; or

o the average of the four lowest closing bid prices of the Company's common stock during the 20 trading days prior to the submission of a conversion notice by Fusion Capital; or

o 140% of the average of the closing bid prices of the Company's common stock for the 10 trading days immediately

                            5TH AVENUE CHANNEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

         preceding the date of the applicable equity purchase agreement (in the case of the first equity purchase agreement only, this shall not be less than $8.25). This is referred to as the "Fixed Conversion Price."

         RIGHT TO PREVENT CONVERSIONS

         If the closing sale price of the Company's common stock is below the Fixed Conversion Price for any three consecutive trading days, the Company will have the unconditional right to suspend conversions until the earlier of (1) the Company's revocation of such suspension and (2) when the sale price of the Company's common stock is above the Fixed Conversion Price.

         MANDATORY CONVERSION RIGHTS

         If the closing sale price of the Company's common stock on each of the five trading days immediately prior to the first trading day of any monthly period is at least 40% of the Fixed Conversion Price, the Company will have the right to require that Fusion Capital convert all or a portion of the principal amount of the equity purchase agreement during that monthly period. The Company may revoke, in its sole discretion, its written request with respect to any conversions in excess of the amount that Fusion Capital is otherwise permitted to convert.

         LIMITATION ON FUSION CAPITAL'S BENEFICIAL OWNERSHIP

         Notwithstanding the foregoing, no conversion of the equity purchase agreement will be permitted if it would result in Fusion Capital or its affiliates beneficially owning more than 4.99% of the Company's then aggregate outstanding common stock immediately after the proposed conversion.

         TERMINATION RIGHTS

         If the closing sale price of the Company's common stock is below the Fixed Conversion Price for any 10 consecutive trading days, the Company may elect to terminate the equity purchase agreement without any liability or payment to Fusion Capital.

         ADDITIONAL SHARES ISSUED TO FUSION CAPITAL

         Under the terms of the master facility agreement, in connection with the execution of the first equity purchase agreement, Fusion Capital will receive additional shares of the Company's common stock as a commitment fee. The shares to be issued to Fusion Capital will be equal to:

o 12% of $6,000,000, or $600,000, divided by the lower of (1) the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the trading day that is two trading days prior to the closing date for the first equity purchase agreement and (2) $2.775, the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the trading day that is two trading days prior to the date of the amended and restated master facility agreement, plus

o 3% of $6,000,000, or $180,000, divided by the lower of (1) the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the trading day that is two trading days prior to the closing date for the first equity purchase agreement and (2) $2.775, the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the trading day that is two trading days prior to the date of the amended and restated master facility agreement.

                            5TH AVENUE CHANNEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

         Unless an event of default occurs, Fusion Capital must hold these shares until the first equity purchase agreement has been fully performed.

         On the date of the execution of the second equity purchase agreement, Fusion Capital will be entitled to receive a commitment fee, payable in shares of common stock, equal to 7% of $6,000,000, or $420,000, divided by the lower of
(1) the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the trading day which is two trading days prior to the closing date for the second equity purchase agreement and (2) the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the date the Company delivers notice of its election to enter into the second equity purchase agreement.

         The agreement also provides for the following:

         o Adjustments to the conversion price for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the ten trading days in which the closing bid price is used to compute the conversion price;

         o Fusion Capital's rights to convert the entire remaining principal amount of the equity purchase agreement upon the occurrence of "major transactions" as defined in the agreement;

         o Fusion Capital's agreement not to short-sell or hedge the Company's common stock during any time prior to the termination of the agreement; and

         o The Company's agreement not to issue, or enter into any agreement with respect to the issuance of any variable priced equity or variable priced equity-like securities unless it has obtained Fusion's Capital prior written consent.

NOTE 4. STOCK SUBSCRIPTION AGREEMENT

         On March 27, 2000, the Company entered into a subscription agreement for the sale of 500,000 shares of its common stock at a price of $4.00 per share. Under the agreement, the subscriber purchased 37,500 shares for $150,000 in March 2000. The subscriber is required to purchase an additional $150,000 in common stock ten days after the effectiveness of the Company's registration statement, and each week for four weeks. At the fifth week thereafter, the subscriber is required to purchase its final $100,000 in common stock, resulting in an aggregate investment of $1,000,000 for 250,000 shares. The right to sell the additional 250,000 shares to the subscriber is at the option of the Company. The Company has agreed to include all of the 500,000 shares in the current registration statement being filed by the Company.

NOTE 5. OPERATING AGREEMENTS

         AGREEMENT WITH TELEVISION BROADCASTING FACILITY

         On January 10, 2000, the Company entered into an agreement with a television broadcasting facility to lease space for its television studio and newsroom and utilizes the control room and uplink facilities of the studio. On March 1, 2000, this agreement was amended to also include technical equipment for producing the live television show and programming. The monthly fees for these services are $72,000. The agreement is for one year with a one-year renewal option.

         CARRIAGE AGREEMENTS

         On March 2, 2000, the Company entered into an agreement with America's Voice, Inc. for the insertion and distribution of its television programming into America's Voice network distribution. The agreement grants to the Company two hours per weekday commencing on March 6, 2000 and expands to twelve hours per day on April 16.

                            5TH AVENUE CHANNEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

         On March 23, 2000, the Company entered into an agreement with Comcast Cable Communication, Inc. ("Comcast") for cable casting of its television programming over certain channels. This agreement supercedes a previous agreement dated September 22, 1999 between the Company and Comcast. The agreement also provides for promotional spots on the Comcast system on other channels appropriate for the promotion of the Company' financial programming. The monthly fee to the Company is $5,000.

         DISTRIBUTION AGREEMENT

         On March 21, 2000, the Company signed an agreement with a company to "host, serve, and stream" the Company's television broadcast over a distributed network at various bandwidths for Internet distribution. The Company will share revenue for various advertising and media content products. The Company will earn 100,000 warrants to purchase the distributor's common stock (4,167 warrants monthly) over the two year term of the agreement, having an exercise price equal to the price of the distributor's common stock as used in the distributor's Employee Stock Option Plan on the date of grant. The warrants will vest after three months and have an expiration term of two years after the distributor's expected initial public offering. In exchange, the Company will grant the distributor 100,000 stock options, (4,167 options per month) which will be valued at fair market value at date of grant and shall be governed by the terms of the Company's Stock Option Plan.

         The Company estimates the fair market value of the options that it grants to the company every month using the Black-Sholes option-pricing model. The Company assigns the same value to the options it receives every month. For the month of March 2000, the Company recorded an investment of $12,431 with a corresponding credit to additional paid-in-capital.

         CO-MARKETING AGREEMENT

         In May 1999, the Company had entered into a two-year co-marketing agreement with a privately held online securities brokerage firm. This agreement was revised in March 2000. Under the revised agreement, the Company is granting the online entity a limited right to advertise online brokerage services on the Company's television channel and website, in exchange for the firm to promote the Company's NetVideoNetworks archive to its online partners and to broadcast weekly video content which will be downloaded to the Company's video servers and be available in the archive. The Company is to receive $5,000 a month upon completion of each companies' facilities plus a fee for each account opened through the Company's website. Additionally, the Company received 500,000 restricted shares of the online entity in exchange for 195,000 restricted shares of the Company's stock to be provided to the online entity.

         Since the parties have not rendered this agreement effective, and since the exchange of shares had not taken place as of March 31, 2000, no transaction has been recorded.

         REVENUE SHARING AGREEMENTS

         On March 14, 2000, the Company entered into an agreement with an employment service entity to co-develop and co-market a career service on the Internet and through the Company's television channel and website. In addition, the employment service entity agreed to design and manage a career service program branded for the Company. The parties will share the revenues generated from the career service. The programming cost for the career service is to be borne by both parties. In addition, the company is to receive 700,000 restricted shares of the employment service entity's common stock in exchange for 100,000 restricted of the Company's common stock.

         Since the parties have not rendered this agreement effective, and since the exchange of shares had not taken place as of March 31, 2000, no transaction has been recorded.

                            5TH AVENUE CHANNEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

         On March 16, 2000, the Company entered into an agreement with an entity providing certain analysis and information about Initial Public Offerings
(IPOs). The agreement provides for the entity to grant the Company the royalty free right to use IPO clips on its internal sites for users around the world. The Company will pay the entity 50% of all net revenues actually received by the Company from advertising that will appear prior to, during and subsequent to the playing by a viewer of any video or audio derived from an IPO clip, or any video or audio containing content from an IPO clip. In addition, the Company granted the entity 100,000 stock options to purchase the shares of the Company's common stock at a price equal to the closing price of the Company's common stock on March 16, 2000. Such options will vest and be delivered as follows: 33,333 upon signing of the agreement, 33,334 on July 16, 2000 and 33,333 on November 16, 2000. The shares issuable upon exercise of the options will be subject to standard piggyback registrations provisions.

         The Company estimated the fair market value of the options granted to the entity using the Black-Sholes option-pricing model. The Company recognized a deferred expense of $439,100 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred expense is being amortized over the period in which the options will be delivered and the unamortized balance is presented as a reduction of stockholders' equity.

         PUBLIC RELATIONS AND FINANCIAL CONSULTING SERVICES AGREEMENTS

         On February 1, 2000, the Company signed an agreement with a media company to provide public and corporate relations services to the Company for a fee of $10,000 and 1,000 shares per month. The contract is for six months.

         On February 21, 2000, the Company entered into an agreement with a company to provide financial consulting services to the Company, including contract negotiations, financial services, public relations and media relations, short and long-term strategic business plans, and evaluations of future financings. The fees for these services consist of $30,000 and 60,000 shares of the Company's common stock. The Company recorded a deferred compensation expense of $202,740 equal to the value of the shares issued. The deferred compensation expense is being amortized over the term of the agreement which is one year. Consulting expense of $16,900 was recognized for February and March 2000. The remaining unamortized balance of $185,900 is being presented as a reduction of stockholders' equity.

         On February 23, 2000, the Company entered into an agreement with an internet advertising agency for the development of the Company's advertising revenue model, the marketing of the Company's website on other websites, and the optimization of results from search engines. The contract is for six months and the cost of the services is $60,000 of which $20,000 shall be in the form of 10,000 stock options having an exercise price equivalent to the closing price of the Company's common stock on March 1, 2000. The Company recorded a deferred compensation expense of $20,000 equal to the value of the options granted. The deferred compensation expense is being amortized over the term of the agreement. Consulting expense of $4,000 was recognized for the month of March 2000. The remaining unamortized balance of $16,000 is being presented as a reduction of stockholders' equity.

         LETTER OF AGREEMENT

         On March 27, 2000, the Company entered into a letter of intent to grant specific geographic territories for legal advertising over the internet to a third party. A component of this agreement is to grant the third party 200,000 warrants to purchase the Company's stock at various prices. The Company is to receive total fee of $500,000 from the third party;

                            5TH AVENUE CHANNEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

however, if the third party does not recover all of its investment within eighteen months, the Company shall have the right to purchase the territories back from the third party in the form of common shares. The agreement provides for the third party to pay $50,000 by March 29, with the remaining balance on a schedule basis.

         The Company estimated the fair market value of the warrants granted to the entity using the Black-Sholes option-pricing model. The Company recognized a deferred cost of $797,847 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred cost will be recognized as revenue is earned and the unamortized balance is presented as a reduction of stockholders' equity.

         TELEVISION CONTENT AGREEMENTS

         The Company has entered into agreements with several companies to provide text and video content for the Company's television programming. The cost of these services is approximately $7,500 a month.

NOTE 6. GRANT OF STOCK OPTIONS AND STOCK

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

         In January 2000, the Company granted a total of 547,000 stock options to some of its executives. The options are at an exercise price equal to the fair market value of the Company's common stock at the date of grant. 175,000 options vest immediately while the remaining options vest on a monthly basis. In addition, the Company granted the executives a total of 225,000 options for each six months of employment commencing January 1, 2000, at exercise prices ranging from $10.00 to $20.00 per share having a vesting period of six months, and 50,000 shares of the Company's common stock.

         The Company recognized compensation expense of $220,000 relating to the grant of shares to the above executives.

         In March 2000, and effective January 1, 2000, a number of the Company's executives renegotiated their employment contracts resulting in annual increases in compensation of approximately $143,000, plus an employment contract for the chief executive officer raising his compensation to $250,000.

                            5TH AVENUE CHANNEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 7.  SEGMENT INFORMATION

The Company operates in various segments as follows:

         o        Product sales

         o        Wireless Cable television services:
                  Costa Rica
                  Wisconsin

         o        Corporate, Internet/television

Information regarding the Company's geographic business units follows (in thousands):
                                            OPERATING
                                             INCOME
                              REVENUES       (LOSS)   DEPRECIATION  AMORTIZATION
                              --------      --------- ------------  ------------
First Quarter - 2000:

Product sales                  $    99      $  (164)     $     4          $-
Wireless cable:
  Costa Rica                       309          (14)          43          73
  Wisconsin                        (37)          28            7
                                                                          57

Corporate, Internet and TV           -       (2,330)          43          59
                               -------      -------      -------     -------

     Total                     $   465      $(2,545)     $   118     $   139
                               =======      =======      =======     =======


First Quarter - 1999:

Product sales                  $   746      $    60      $     8          $-
Wireless cable:
  Costa Rica                       342            9           55          73
  Wisconsin                         75          (66)          44           7
Corporate, Internet and TV           -         (704)          11          42
                               -------      -------      -------     -------

     Total                     $ 1,163      $  (701)     $   118     $   122
                               =======      =======      =======     =======

NOTE 8.  SUBSEQUENT EVENT

         On April 26, 2000, the Company borrowed $600,000 under a demand note. The note is guaranteed by the Company's President, Chief Executive Officer and Chairman.

ITEM 2

MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         The following is an analysis of our results of operations and our liquidity and capital resources. To the extent that such analysis contains statements that are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.

         We operate in three segments, wireless cable television services, product sales, and Internet/television. During 1999, corporate overhead expenses were exclusively included in the Internet and television segment due to the shift in our business model from focusing on wireless cable to the Internet and television production. During 2000, overhead expenses for the television and Internet division are shown separately.

RESULTS OF OPERATIONS (IN THOUSANDS)

                                                                                                       %
                                                      Quarter Ended         Quarter Ended          Increase
                                                      March 31, 2000       March 31, 1999         (Decrease)
                                                     -----------------     ----------------      --------------
               REVENUE

               Product sales                         $        99           $       746                (87%)
               Wireless cable:
                  Costa Rica                                 309                   342                (10%)
                  Wisconsin                                   57                    75                (24%)
               Corporate, Internet and TV                      -                     -
                                                     -----------           -----------
                    Total                            $       465           $     1,163                (60%)
                                                     ===========           ===========
               DIRECT COSTS
               Product sales                         $        86           $       486                (82%)
               Wireless cable:
                  Costa Rica                                  89                    49                 82%
                  Wisconsin                                   22                    22                  -
               Corporate, Internet and TV                      -                     -
                                                     -----------           -----------
                    Total                            $       197           $       557                (65%)
                                                     ===========           ===========
               OPERATING EXPENSES
                 SELLING, GENERAL &
                 ADMINISTRATIVE
               Product sales                         $       173           $       191                 (9%)
               Wireless cable:
                  Costa Rica                                 118                   156                (24%)
                  Wisconsin                                   37                    68                (46%)
               Corporate                                   1,401                   415                 238%
                                                     -----------           -----------
                    Sub total                              1,729                   830                 108%
                                                     -----------           -----------
                TELEVISION, WEBSITE & SOFTWARE
                COSTS
                 TELEVISION OPERATIONS                       657                     -                   -
                 INTERNET OPERATIONS                         158                     -                   -
                 CORPORATE                                    11                   236                 (95%)
                                                     -----------           -----------
                    Sub total                                826                   236                 250%
                                                     -----------           -----------
                 DEPRECIATION AND AMORTIZATION
               Product sales                                   4                     8                 (50%)
               Wireless cable:
                  Costa Rica                                 116                   128                  (9%)
                  Wisconsin                                   35                    51                 (31%)
               Corporate, Internet and TV                    103                    53                  94%
                                                     -----------           -----------
                    Sub total                                258                   240                   8%
                                                     -----------           -----------
                             Total                   $     2,813           $     1,306                 115%
                                                     ===========           ===========

               INTEREST INCOME (EXPENSE)
               INTEREST INCOME
               Corporate, Internet and TV            $        27           $         -                   -
                  ACCRETION OF DEBENTURE
                  DISCOUNT
               Corporate, Internet and TV                      -                  (219)               (100%)
                 OTHER INTEREST EXPENSE
               Corporate, Internet and TV                   (172)                  (88)                 95%
                                                     -----------           -----------
                            Total                    $      (145)          $      (307)                (53%)
                                                     ===========           ===========
               NET INCOME (LOSS)
               Product sales                         $      (164)          $        60                 373%
               Wireless cable:
                 Costa Rica                                  (14)                    9                 256%
                 Wisconsin                                   (37)                  (66)                (44%)
               Corporate, Internet and TV                 (2,475)               (1,011)                142%
                                                     -----------           -----------
                    Total                            $    (2,690)          $    (1,008)                167%
                                                     ===========           ===========

REVENUES

         We had revenues of $465,000 during the first quarter of 2000 compared to $1,163,000 during the first quarter of 1999, a decrease of $698,000 or 60%. Product sales accounted for approximately $647,000 of the decrease due to a change in product mix and the seasonality of the products sold. During 1999, our product mix consisted of a variety of products. During the first quarter of 2000, we were focusing mainly on our teen cosmetic line of Body Jewels, which is more seasonal. Sales during the last quarter of 1999 were significantly higher because of the Holidays Season. We have purchase orders for the second quarter of 2000 amounting to approximately $672,000. We are supplying the Body Jewel products to mass market retailers in the United States, including Wal-Mart, Target, Walgreens, CVS, Longs, Albertson's and Meijers as "promotional suppliers". Higher level access to retail chains is available once we get approved as an "approved ongoing supplier. Wireless cable television services accounted for $51,000 of the decrease, due to a decrease in subscriber base in both Costa Rica and Wisconsin and an increase in the inflation rate of approximately 9% in Costa Rica.

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

DIRECT COSTS

         Direct costs for the first quarter of 2000 decreased $360,000 to $197,000 from $557,000 in 1999, a decrease of 65%. Approximately $400,000 of the decrease related to the product sales division, due a decrease in product sales. Direct costs for the wireless cable operations increased $40,000 in Costa Rica due to our offering more channels to subscribers and not passing on the additional costs to the subscribers.

OPERATING EXPENSES

         Operating expenses during the first quarter of 2000 increased to $2,813,000 (an increase of $1,507,000 or 115%), compared to $1,306,000 during the first quarter of 1999. In this category are included selling, general and administrative expenses; television, website and software development costs; and depreciation and amortization.

         Selling, general and administrative expenses increased by $899,000 or 108%. Approximately $227,000 of this increase was due to an increase in salary and related expenses and contracted services of $109,000 as we added personnel in our corporate office and entered new employment agreements with certain of our executives, providing for salary increases. This increase was also due to an increase of approximately $220,000 in salary in the form of stock compensation granted to certain of our executives. In addition, we incurred higher costs in 2000 in the following categories: Legal, increase of approximately $63,000; audit, increase of approximately $160,000; public relations and consulting, increase of approximately $98,000; and insurance, increase of approximately $46,000. Selling, general and administrative expenses during the first quarter of 2000 decreased in the product sales division and in Costa Rica and Wisconsin, as compared to the first quarter of 1999.

         We incurred approximately $826,000 of television, website and software development costs during the first quarter of 2000, compared to approximately $236,000 during the first quarter of 1999, a 250% increase. This is due to expenses of approximately $657,000 incurred to launch our television channel and the addition of personnel in our television division, and expenses of approximately $158,000 incurred to continue to develop our website, as well as the addition of the internet personnel.

         Depreciation and amortization costs for our corporate, television and Internet division increased to $103,000 during the first quarter of 2000 compared to $53,000 during the first quarter of 1999, an increase of $50,000 or 94%. This increase was mostly due the purchase of equipment for the television channel.

INTEREST EXPENSE

         Interest costs decreased to $172,000 during the first quarter of 2000 compared to $307,000 during the first quarter of 1999, a decrease of $135,000 or 44%. During the first quarter of 1999, we incurred interest expense of $219,000 related to debenture discount accretion associated with the issuance of convertible debentures in May and November of 1998. The debentures were converted at the end of 1999, and therefore, we did not incur such expense in 2000.

         Interest costs other than the accretion on debenture discount discussed above increased by $88,000 during the first quarter of 2000, compared to the first quarter of 1999. This increase in partly due to an increase of $101,000 of interest on a short-term loan and an increase of $33,000 of interest on officers' loans. This increase was partly offset by a decrease of approximately $51,000 on interest on the debentures discussed above.

NET LOSS

         Net losses for the first quarter of 2000 increased to $2,690,000 compared to $1,008,000 in the first quarter of 1999, an increase of $1,682,000 or 167% due primarily to an increase of $701,000 in losses associated primarily with operations and the development of our Internet and television operations.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USE OF CASH

         To date we have funded our growth and operations through (i) the sale of our common stock, (ii) the sale of debentures, and (iii) loans, primarily from our President, Mr. Rosen.

         Net cash used in financing activities was $46,000 for the first quarter of 2000, mostly due to repayment of loans from our President of $195,000 and sale of our common stock for a net cash proceeds of $150,000. During the first quarter of 1999, we had net cash provided by financing activities of $512,000, mostly due to loans from our President. The balance of the loan payable to Mr. Rosen plus accrued interest thereon of approximately $1,873,000 is due on demand.

         Cash used in operating activities was $1,317,000 during the first quarter of 2000, compared to $616,000 during the first quarter of 1999. The cash used during these periods was primarily attributable to net losses of $2,690,000 for the first quarter of 2000 and $1,008,000 for the first quarter of 1999. These losses were offset in part by depreciation and amortization and amortization of the discount on the convertible debentures in 1999. We also had an increase in accounts payable and accrued liabilities of $370,000 during the first quarter of 2000, compared to $268,000 during the first quarter of 1999.

         During the first quarter of 2000, we spent approximately $765,000 in property and equipment, primarily for our television studio. We also purchased $376,000 of equipment under a capital lease. During the first quarter of 1999, we spent $203,000 in property and equipment.

         WORKING CAPITAL DEFICIT AND MANAGEMENT PLAN

         The accompanying financial statements reflect current liabilities of $4,751,000 and current assets of $908,000 resulting in a working capital deficit $3,843,000. Approximately $1,873,000 of the working capital deficit consists of amounts owed to Mr. Rosen. Operating losses for the first quarter of 2000 were $2,545,000. Operating deficits will continue until such time as substantial revenues are generated from our channel and website.

         We believe that we need approximately $6,000,000 over the next year to carry out our business plan. We have recently signed an Equity Purchase Agreement with Fusion Capital Fund II, LLC that will allow us to sell shares of our common stock to raise approximately $1,000,000 a month over a twelve-month period. In addition, we entered into a stock subscription agreement with an accredited investor for the sale of our common stock. We received $150,000 and expect to receive the remaining balance of $850,000 due on a schedule basis.

         We also have a commitment from our President, Mr. Rosen, that in the event and to the extent that we are unable to obtain at least $6,000,000 over the next year in debt or equity financing from third party sources, and the Company experiences a cash shortfall, he will advance funds to us in an amount equal to the difference between $6,000,000 and such third party financing.

YEAR 2000 ISSUES

         We did not experience any problems related to the Year 2000 issues. We believe that our preparations were adequate and we do not anticipate any problems.

INFLATION AND FOREIGN CURRENCY FLUCTUATION

         During 2000, Costa Rica experienced a decline in the value of the Colon relative to the U.S. dollar of approximately 1% per month. The government of Costa Rica mandates minimum salary increase on July 1 and January 1 of each year. We have been able to increase prices to cover the wage increases and the effects of the currency decline in Costa Rica and believe that we will be able to continue to do so without significant adverse effect on our subscriber base.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We adopted these new accounting standards in 1998.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         In March 2000, we entered into a master facility agreement with an investment company. The agreement was amended and restated in April 2000 and provides for 400,000 shares to be issued as a commitment fee and up to 1,500,000 shares to be issued upon the conversion of an equity purchase agreement in the aggregate principal amount of $6,000,000.

         In March 2000, we entered into a subscription agreement for the sale of 500,000 shares of our common stock at a price of $4.00 per share. These securities were issued pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act.

         In March 2000, we issued 80,000 shares of our common stock to certain executives for a total compensation of $220,000. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

         In March 2000, we issued 71,000 shares of our common stock to consultants with an aggregate value of $239,488. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

         In February 2000, we issued 71,362 shares of our common stock to an individual in repayment of a short term loan of $288,304. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS

(27.1)   Financial Data Schedule (for Commission use only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            5TH AVENUE CHANNEL CORP.

Date: May 12, 2000                       BY: /S/ MELVIN ROSEN
                                         --------------------

                                                  Melvin Rosen, President and
                                                  Chief Executive Officer


               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----


/s/ Melvin Rosen                                 Chairman of the Board                     May 12, 2000
------------------------------------                 and President
Melvin Rosen                                (Principal Executive Officer)

/s/ Dominique Sada
------------------------------------         Executive Vice President, and                 May 12, 2000
Dominique Sada                                  Chief Financial Officer
                                            (Principal Financial Officer and
                                                  Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

 27.1       Financial Data Schedule