Form 10QSB
period 2000-06-30
5TH AVENUE CHANNEL CORP
filed 2000-08-29
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

                           Commission File No. 0-25896

                            5TH AVENUE CHANNEL CORP.
        (Exact name of small business issuer as specified in its charter)

                   FLORIDA                                    59-3175814
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                          Identification NO.)

             3957 N.E. 163RD STREET
           NORTH MIAMI BEACH, FLORIDA                           33160
 (Address of principal executive offices)                     (Zip Code)

                                 (305) 947-3010
                           (Issuer's telephone number)

         Securities registered under Section 12(G) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

As of June 30, 2000, there were 13,618,688 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

                            5th AVENUE CHANNEL CORP.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                        PAGE NO.

   ITEM 1.  Condensed Consolidated Financial Statements
               Balance Sheets as of June 30, 2000 (Unaudited) and
                  December 31, 1999                                        3
               Unaudited Statements of Operations for the three months
                  ended June 30, 2000 and 1999.                            4
               Unaudited Statements of Operations for the six months
                  ended June 30, 2000 and 1999.                            5
               Unaudited Statements of Cash Flows for the six months
                  ended June 30, 2000 and 1999                             6
               Notes to Unaudited Financial Statements                     7

   ITEM 2.  Management's discussion and analysis of financial condition
            and results of operations                                      16

PART II     OTHER INFORMATION

   ITEM 2.  Changes in securities

   ITEM 6.  Exhibits                                                       24

SIGNATURES

                            5TH AVENUE CHANNEL CORP.
                      Condensed Consolidated Balance Sheets

                                                                   June 30,              December 31,
                                                                     2000                   1999
                                                                 ------------           ------------
                                                                 (Unaudited)
                                   ASSETS

Current Assets:
   Cash and cash equivalents                                     $     11,084           $  2,024,143
   Accounts receivable, net                                           119,621                555,514
   Inventory                                                          284,053                210,486
   Loans and Notes receivable related parties                          57,731                 87,924
   Prepaid expenses and other current assets                          373,069                143,640
                                                                 ------------           ------------
         Total Current Assets                                         845,558              3,021,707

Property and Equipment, net                                         2,247,091              1,500,411
Security Investments                                                  473,831
Licenses, net                                                       4,172,315              4,331,897
Goodwill, net                                                       1,960,164              2,078,292
Notes Receivable, Related parties                                     344,319                310,353
Other Assets                                                          214,660                222,699
                                                                 ------------           ------------
                                                                 $ 10,257,938           $ 11,465,359
                                                                 ============           ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                         $  2,604,477           $  1,343,029
   Accrued payroll, Pres./Chairman of the Board                       575,000                450,000
   Current portion of long-term debt                                  169,547                 87,433
   Loans and notes payable, related parties                            56,331                 55,081
   President/Chairman                                               1,991,911              2,268,308
   Obligation under capital leases                                    348,947
   Deferred revenue                                                   141,400                 91,400
                                                                 ------------           ------------
   Total Current Liabilities                                        5,887,613              4,295,251

Long term debt:
   License installment notes, net of current portion                  781,753                864,893

Obligation to Issue Shares                                            321,686

Total Liabilities

STOCKHOLDERS' EQUITY
   Common stock                                                        13,619                 12,215
   Additional paid-in capital                                      24,666,358             20,277,555
   Accumulated deficit                                            (19,571,394)           (13,984,555)
                                                                 ------------           ------------
                                                                    5,108,583              6,305,215

Stock Subscription Receivable                                        (600,000)
Deferred Compensation and Other                                    (1,241,697)
                                                                 ------------
Total Stockholders' Equity                                          3,266,866              6,305,215
                                                                 ------------           ------------
                                                                 $ 10,257,938           $ 11,465,359
                                                                 ============           ============

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    Three Months Ended June 30, 2000 and 1999

                                                                   2000            1999
                                                               -----------      -----------
Revenue:
   Product sales, net of allowances of 297,155                 $   721,853      $   190,381
   Wireless cable television services                              345,298          378,974
                                                               -----------      -----------
                                                                 1,067,151          569,355
                                                               -----------      -----------
Direct Costs
   Product sales                                                   566,250          170,698
   Wireless cable television services                               81,998           67,683
                                                               -----------      -----------
                                                                   648,248          238,381
                                                               -----------      -----------
Gross Margin                                                       418,903          330,974
                                                               -----------      -----------
Operating Expenses
   Selling, general and administrative                           1,710,151        1,049,175
   Television, website and software development costs            1,237,568           91,323
   Depreciation and amortization                                   289,701          313,080
                                                               -----------      -----------
                                                                 3,234,420        1,453,578

Loss from Operations                                            (2,818,606)      (1,122,604)
                                                               -----------      -----------
Other Income (Expense)
   Interest income                                                   8,897
   Interest expense                                                (87,217)        (117,067)
   Accretion of debenture discount                                                 (152,739)
                                                               -----------      -----------
                                                                   (78,320)        (269,806)
                                                               -----------      -----------
Net Loss                                                       ($2,896,926)     ($1,392,410)
                                                               ===========      ===========
Net Loss Per Common Share - Basic and Diluted                                   ($     0.15)
                                                                                ===========
Weighted Average Number of Shares Outstanding                                     9,536,532
                                                                                ===========

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

                                                                  2000              1999
                                                               -----------      -----------
Revenue:
   Product sales, net of allowances of $308,433                $   820,458      $   935,525
   Wireless cable television services                              711,578          796,471
                                                               -----------      -----------
                                                                 1,532,036        1,731,996
                                                               -----------      -----------
Direct Costs:
   Product sales                                                   651,998          657,741
   Wireless cable television services                              193,048          138,302
                                                               -----------      -----------
                                                                   845,046          796,043
                                                               -----------      -----------
Gross Margin                                                       686,990          935,953
                                                               -----------      -----------
Operating Expenses:
   Selling, general and administrative                           3,439,567        1,878,604
   Television, website and software development costs            2,063,426          327,710
   Depreciation and amortization                                   547,251          552,941
                                                               -----------      -----------
                                                                 6,050,244        2,759,255

Loss from Operations                                            (5,363,253)      (1,823,302)

Other Income (Expense)
   Interest income                                                  35,837         (371,588)
   Interest expense                                               (259,421)        (205,705)
                                                               -----------      -----------
                                                                  (223,584)        (577,293)
                                                               -----------      -----------
Net Loss                                                       ($5,586,838)     ($2,400,595)
                                                               ===========      ===========
Net Loss Per Common Share - Basic and Diluted                                   ($     0.25)
                                                                                ===========
Weighted Average Number of Shares Outstanding                                     9,535,837
                                                                                ===========

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999

                                                                                              2000               1999
                                                                                           -----------       -----------
                                                                                                    (Unaudited)
Cash Flows from Operating Activities:
     Net loss                                                                              ($5,586,839)      ($2,400,595)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                                                    547,251           552,941
              Accretion of debentures discount                                                                   371,588
              Compensation in form of common stock and options issued to
                  officers and consultants                                                     515,997
              Stock and warrants issued in lieu of interest                                    101,164
              Change in operating assets and liabilities:
                (Increase) decrease in accounts receivable                                     435,893           (91,067)
                Decrease (increase) in inventory                                               (73,567)          102,080
                Increase in prepaid expenses and other current assets                         (199,236)           85,887
                Increase in accrued payroll, President/Chairman of the Board                   125,000
                Increase in accounts payable and accrued liabilities                         1,471,143           304,051
                Increase in deferred revenue                                                    50,000
                                                                                           -----------       -----------
                Net cash used in operating activities                                       (2,613,195)       (1,075,115)

Cash Flows from Investing Activities:
     Purchase of property and equipment                                                     (1,016,402)         (532,351)
     Equipment purchased under capital Lease                                                   468,362
     Net cash received in IBC acquisition                                                                         40,381
     Decrease (increase) in other assets                                                      (225,490)           14,102
     Deferred TV program production costs                                                                       (100,151)
                                                                                           -----------       -----------
                Net cash used in investing activities                                         (773,530)         (578,019)

Cash Flows from Financing Activities:
     Net proceeds from sales of common stock                                                   151,107           500,000
     Proceeds of loans from President/Chairman of the Board                                                    1,521,348
     Payment of loans from President/Chairman of the Board                                    (195,000)
     Repayment of long-term debt                                                              (120,441)           (6,868)
     Proceeds from long term loans                                                             250,000
     Proceeds from master facility                                                           1,288,000
     Cost of registering common stock                                                                            (10,851)
     Repayment of loan from related party                                                                        (29,776)
     Net Change in loans to related party                                                                         (2,979)
                                                                                           -----------       -----------
                Net cash provided by (used in) financing activities                          1,373,666         1,970,874
                                                                                           -----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                        (2,013,059)          317,740
                                                                                           -----------       -----------
Cash and Cash Equivalents, Beginning                                                         2,024,143           256,209
                                                                                           -----------       -----------
Cash and Cash Equivalents, Ending                                                          $    11,084       $   573,949
                                                                                           ===========       ===========

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                         Six Months Ended June 30, 2000

NOTE 1.  BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three months and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 1999 Form 10-KSB. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information of the six months ended June 30, 2000 and 1999:

                                                                      2000             1999
                                                                   ---------        ---------
Interest paid during the period                                    $  19,900        $  10,744
Non-cash investing and financing activities:
     Shares received in exchange for shares                        1,249,878
     Shares issued in repayment of loan                              250,000
     Shares issued for services to be performed                      198,400
     Warrants issued for services to be performed                  1,265,378
     Conversion of debentures                                                       2,366,000
     Stock issued for acquisition of IBC                                            2,463,000
     Loan payable for acquisition of IBC, net                                         450,000

NOTE 3.  AMENDMENT TO SHARES EXCHANGE AGREEMENT AND CONSULTING AGREEMENT

         Effective December 10, 1998 the Company acquired 100% of the capital stock of The 5th Avenue Channel, Inc. ("5th Avenue") for 335,000 shares of the Company common stock and agreed to issue up to 665,000 additional "performance shares" as follows: 332,500 shares if 5th Avenue achieves gross revenues in excess of $10,000,000 for any calendar quarter and the remaining 332,5000 shares if 5th Avenue achieves either gross revenues in excess of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter.

         On April 24, 2000 and effective December 31, 1999 the agreement was amended to reduce the number of possible performance shares to be issued from 665,000 to 335,000. The amendment further limits the period in which the performance shares can be earned to September 30, 2003.

         As an integral part of the acquisition of 5th Avenue Channel, the Company had entered into a Consulting Agreement with Ivana Trump for "on air" marketing and other promotional services. Ms. Trump was Chairman for one of the Company's subsidiaries and was a minority stockholder of 5th Avenue Channel prior to its acquisition. Ms. Trump was to receive $10,000 per month and additional renumeration based upon appearances. In addition, she received options to purchase up to 700,000 shares at various exercise prices ranging form $5 to $15 per share. The options were to expire in December 2001. The agreement had an initial term expiring on December 31, 2001 and was renewable for successive additional one-year terms unless either party provides specified written notice of non-renewal.

         On April 24, 2000, the Consulting Agreement was canceled. Under a Termination and Settlement Agreement, the obligations of Ms. Trump referred to in the Consulting Agreement as "Consultant's Duties", and likewise, the obligations of the Company to pay Ms. Trump the consulting fees were terminated. In addition, Ms. Trump waives any rights she may have to the 700,000 shares of the Company's common stock provided by the Consulting Agreement, and to the possible issuance of 35,000 performance share which she was entitled to receive under certain conditions as per the Amended Share Exchange Agreement dated April 24, 2000.

NOTE 4.  MASTER FACILITY AGREEMENT

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

         Fusion Capital executed the first equity purchase agreement on May 5, 2000, and accordingly, the Company received the $500,000 prepayment. This date is referred to as the "closing date". The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion Capital stating that the Company elects to enter into such purchase agreement with Fusion Capital. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into shares of the Company's common stock. The obligation of Fusion Capital to enter into both equity purchase agreements is subject only to customary closing conditions, all of which are outside the control of Fusion Capital.

         PURCHASE OF SHARES UNDER THE EQUITY PURCHASE AGREEMENT

         Under each equity purchase agreement Fusion Capital will purchase shares of the Company's common stock by "converting" a specified dollar amount of the outstanding principal balance into common stock. Subject to the limits on conversion and the termination rights described below, each month during the six-month term of the equity purchase agreement Fusion Capital will have the right to convert up to $1,000,000 of the principal amount of the equity purchase agreement, plus any amounts for any prior month that have not yet been converted, into shares of the Company's common stock at the applicable conversion price. The conversion price per share is equal to the lesser of:

o the lowest sale price of the Company's common stock on the day of submission of a conversion notice by Fusion Capital; or

o the average of the four lowest closing bid prices of the Company's common stock during the 20 trading days prior to the submission of a conversion notice by Fusion Capital; or

o 140% of the average of the closing bid prices of the Company's common stock for the 10 trading days immediately preceding the date of the applicable equity purchase agreement (in the case of the first equity purchase agreement only, this shall not be less than $8.25). This is referred to as the "Fixed Conversion Price."

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

         As of June 30, 2000, the Company had drawn $1,107,818.90 under the Agreement and Fusion had converted 1,135,124 shares, including 324,324, as the commitment fee discussed under the caption titled "additional shares issued to Fusion Capital". The outstanding principal amount not converted as of June 30, 2000 of $321,686 is presented in the balance sheet as an obligation to issue shares.

NOTE 5.  STOCK SUBSCRIPTION AGREEMENT

         On March 27, 2000, the Company entered into a subscription agreement or the sale of 500,000 shares of its common stock at a price of $4.00 per share. Under the agreement, the subscriber purchased 37,500 shares for $150,000 in March 2000. The subscriber is required to purchase an additional $150,000 in common stock ten days after the effectiveness of the Company's registration statement, and each week for four weeks. At the fifth week thereafter, the subscriber is required to purchase its final $100,000 in common stock, resulting in an aggregate investment of $1,000,000 for 250,000 shares. The right to sell the additional 250,000 shares to the subscriber is at the option of the Company. The Company has registered the 500,000 shares under the Securities Act of 1933, as amended.

         As of August 28, 2000, the Company and the subscriber have not further executed on this agreement.

NOTE 6.  OPERATING AGREEMENTS

         AGREEMENT WITH TELEVISION BROADCASTING FACILITY

         On January 10, 2000, the Company entered into an agreement with a television broadcasting facility to lease space for its television studio and newsroom and utilizes the control room and uplink facilities of the studio. On March 1, 2000, this agreement was amended to also include technical equipment for producing the live television show and programming. The monthly fees for these services are $92,000 plus 20,000 uplink. The agreement is for one year with a one-year renewal option.

         CARRIAGE AGREEMENTS

         On March 2, 2000, the Company entered into an agreement with America's Voice, Inc. for the insertion and distribution of its television programming into America's voice network distribution. The agreement grants to the Company two hours per weekday commencing on March 6, 2000 was to expand to twelve hours per day on April 16.

         On March 23, 2000, the Company entered into an agreement with Comcast Cable Communication, Inc. ("Comcast") for cable casting of its television programming over certain channels. This agreement supercedes a previous agreement dated September 22, 1999 between the Company and Comcast. The agreement also provides for promotional spots on the Comcast system on other channels appropriate for the promotion of the Company, financial programming. The monthly fee to the Company is $5,000.

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

         The Company estimates the fair market value of the options that it grants to the company every month using the Black-Sholes option-pricing model. The Company assigns the same value to the options it receives every month. Grants during this quarter begin to vest in July, accordingly, no additional investment was recorded in this period.

         CO-MARKETING AGREEMENT

         In May 1999, the Company had entered into a two-year co-marketing agreement with a privately held online securities brokerage firm. This agreement was revised in March 2000. Under the revised agreement, the Company received 500,000 restricted shares of the online entity in exchange for 195,000 restricted shares of the Company's stock to be provided to the online entity. The agreed upon fair market value of this transaction was $390,000 and is recorded in the balance sheet within security investments. Subsequently, this online entity was acquired conditionally requiring our sale of the securities. The sale was effectuated in July 2000. Additionally, the buyer entered into a new advertising agreement with the Company when supercedes the one with the online entity. Further, for its part in the acquisition, the

Company will receive a finders fee. No transaction has been recorded for the sale of securities, advertising revenues or the finders fee since the effective date falls in the next period.

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

         Since the parties have not rendered this agreement effective, and since the exchange of shares had not taken place as of June 30, 2000, no transaction has been recorded.

         On March 16, 2000, the Company entered into an agreement with an entity providing certain analysis and information about Initial Public Offerings
(IPOS). The agreement provides for the entity to grant the Company the royalty free right to use IPO clips on its internal sites for users around the world. The Company will pay the entity 50% of all net revenues actually received by the Company from advertising that will appear prior to, during and subsequent to the playing by a viewer of any video or audio derived from an IPO clip, or any video or audio containing content from an IPO clip. In addition, the Company granted the entity 100,000 stock options to purchase the shares of the Company's common stock at a price equal to the closing price of the Company's common stock on March 16, 2000. Such options will vest and be delivered as follows: 33,333 upon signing of the agreement, 33,334 on July 16, 2000 and 33,333 on November 16,2000. The shares issuable upon exercise of the options will be subject to standard piggyback registrations provisions.

         The Company estimated the fair market value of the options granted to the entity using the Black-Sholes option-pricing model. The Company recognized a deferred expense of $439,100 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred expense is being amortized over the period in which the options will be delivered and the unamortized balance is presented as a reduction of stockholders, equity.

         PUBLIC RELATIONS AND FINANCIAL CONSULTING SERVICES AGREEMENTS

         On February 1, 2000, the Company signed an agreement with a media company to provide public and corporate relations services to the Company for a fee of $10,000 and 1,000 shares per month. The contract is for six months.

         On February 21, 2000, the Company entered into an agreement with a company to provide financial consulting services to the Company, including contract negotiations, financial services, public relations and media relations, short and long-term strategic business plans, and evaluations of future financings. The fees for these services consist of $30,000 and 60,000 shares of the Company's common stock. The Company recorded a deferred compensation expense of $202,740 equal to the value of the shares issued. The deferred compensation expense is being amortized over the term of the agreement, which is one year. Consulting expense of $16,900 was recognized for February and March 2000. The remaining unamortized balance of $185,900 has been written off to consulting expense due to nonperformance of consultant.

         On February 23, 2000, the Company entered into an agreement with an internet advertising agency for the development of the Company's advertising revenue model, the marketing of the Company's website on other websites, and the optimization of results from search engines. The contract is for six months and the cost of the services is $60,000 of which $20,000 shall be in the form of 10,000 stock options having an exercise price equivalent to the closing price of the Company's common stock on March 1, 2000. The Company recorded a deferred compensation expense of $20,000 equal to the value of the options granted. The deferred compensation expense is being amortized over the term of the agreement. Consulting expense of $12,000 and $4,000 were recognized for the three and six month, respectively, ended June 30, 2000. The remaining unamortized balance of $4,000 is being presented as a reduction of stockholders' equity.

LETTER OF AGREEMENT

         On March 27, 2000, the Company entered into a letter of intent to grant specific geographic territories for legal advertising over the internet to a third party. A component of this agreement is to grant the third party 200,000 warrants to purchase the Company's stock at various prices with the Shares underlying these warrants being registered under the Securities Act of 1933, as amended. The Company is to receive total fee of $500,000 from the third party; however, if the third party does not recover all of its investment within eighteen months, the Company shall have the right to purchase the territories back from the third party in the form of common shares. The third party paid $50,000 under the terms of the agreement with the remaining balance to be paid on a schedule basis.

         The Company estimated the fair market value of the warrants granted to the entity using the Black-Sholes option-pricing model. The Company recognized a deferred cost of $797,847 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred cost will be recognized as revenue is earned and the unamortized balance is presented as a reduction of stockholders' equity. No revenue has been recognized through June 30, 2000.

         TELEVISION CONTENT AGREEMENTS

         The Company has entered into agreements with several companies to provide text and video content for the company's television programming. The cost of these services is approximately $7,500 a month.

NOTE 7. GRANT OF STOCK OPTIONS AND STOCK

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

NOTE 8.  SEGMENT INFORMATION

The Company operates in various segments as follows:

         o        Product Sales

         o        Wireless Cable television services:
                  Costa Rica
                  Wisconsin

         o        Corporate, Internet/Television

Information regarding the Company's geographic business units follows (in thousands):

                                                        OPERATING
                                                         INCOME
                                       REVENUES          (LOSS)         DEPRECIATION   AMORTIZATION
                                       --------          ------         ------------   ------------
Second Quarter 2000

Product sales                              722               (5)               6              --
Wireless cable:
     Costa Rica                            281              (59)              45              73
     Wisconsin                              65              (46)              28               7
Corporate, Internet and TV                               (2,787)              72              59
                                        ------           ------           ------          ------
         Total                           1,068           (2,897)             151             139

Second Quarter 1999

Product sales                              190             (308)              16              --
Wireless cable:
     Costa Rica                            305              (25)              55              73
     Wisconsin                              74              (55)              45               7
Corporate, Internet and TV                                 (734)              21              96
                                        ------           ------           ------          ------
         Total                             569           (1,122)             137             176

Six months ended June 30, 2000

Product sales                              821             (169)              10              --
Wireless cable:
     Costa Rica                            590              (73)              88             146
     Wisconsin                             122              (83)              55              14
Corporate, Internet and TV                               (5,262)             117             118
                                        ------           ------           ------          ------
         Total                           1,533           (5,587)             270             278

Six months ended June 30, 1999

Product sales                              936             (248)              24              --
Wireless cable:
     Costa Rica                            647              (16)             110             146
     Wisconsin                             149             (121)              88              14
Corporate, Internet and TV                               (1,438)              33             138
                                        ------           ------           ------          ------
         Total                           1,732           (1,823)             255             298

NOTE 9.  SUBSEQUENT EVENT

The Company has recently completed a $600,000 financing by issuing a convertible debenture due in one year with interest of 12% per annum and convertible into shares at a fixed price of $.30 per share plus warrants for 100,000 shares at $.50, 100,000 shares at $.70 and 100,000 at $.90. Although the Company was not happy with the possibility of issuing 2,000,000 additional shares at this conversion price, it should be kept in mind that the transaction was negotiated at a time when the Company's shares were trading at approximately $.30 - $.35 per share.

ITEM 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         The following is an analysis of our results of operations and our liquidity and capital resources. To the extent that such analysis contains statements that are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.

         We operate in three segments wireless cable television services, product sales, and Internet/television. During 1999, corporate overhead expenses were exclusively included in the Internet and television segment due to the shift in our business model from focusing on wireless cable to the Internet and television production. During 2000, overhead expenses for the television and Internet division are shown separately.

RESULTS OF OPERATIONS (IN THOUSANDS)
Three Months Ended June 30, 2000 and 1999

                                                                                Increase
                                             2000               1999           (Decrease)
REVENUE
     Product sales                             722                190             280%
     Wireless cable:
           Costa Rica                          281                305              (8%)
           Wisconsin                            65                 74             (12%)
                                            ------             ------
     Corporate, Internet and TV
           Total                             1,068                238              88%
                                            ------             ------
DIRECT COST
     Product sales                             566                171             231%
     Wireless cable:
           Costa Rica                           65                 46              41%
           Wisconsin                            17                 21             (19%)
                                            ------             ------
     Corporate, Internet and TV
           Total                               648                238             172%
                                            ------             ------
OPERATING EXPENSES
     Selling, general and administrative
       Product                                 155                310             (50%)
       Costa Rica                              157                156               1%
       Wisconsin                                59                 56               5%
     Corporate, Internet and TV              1,336                875              53%
                                            ------             ------
           Total                             1,707              1,397              22%
                                            ------             ------
Television, Website, Software Costs
     Television Operations                     856                 --              --
     Internet Operations                       381                 --              --
     Corporate, Internet and TV                  5                 92             (95%)
                                            ------             ------
         Sub total                           1,242                 92           1,250%
                                            ------             ------
Depreciation and Amortization
     Product sales                               6                 16             (63%)
     Wireless cable:
         Costa Rica                            118                128              (8%)
         Wisconsin                              35                 52             (33%)
     Corporate, Internet and TV                131                117              12%
                                            ------             ------
         Sub total                             290                313              (7%)
                                            ------             ------
         Total                               3,239              1,802              80%
                                            ------             ------
Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                  9                  1             800%
     Accretion of debenture discount            --               (153)           (100%)
Other Interest Expense
     Corporate, Internet and TV                (87)              (117)            (26%)
                                            ------             ------
              Total                             78                269             (71%)
                                            ------             ------
NET INCOME (LOSS)
     Product sales                              (5)              (307)            (98%)
     Wireless cable:
         Costa Rica                            (59)               (25)            136%
         Wisconsin                             (46)               (55)            (16%)
     Corporate, Internet and TV             (2,787)            (1,353)           (106%)
                                            ------             ------
         Total                              (2,897)            (1,740)            (66%)
                                            ======             ======

RESULTS OF OPERATIONS (IN THOUSANDS)
Six Months Ended June 30, 2000 and 1999

                                                                                  Increase
                                                   2000            1999          (Decrease)
REVENUE
     Product sales                                  821             936             (12%)
     Wireless cable:
           Costa Rica                               590             647              (9%)
           Wisconsin                                122             149             (18%)
     Corporate, Internet and TV
                                                 ------          ------
           Total                                  1,533           1,732             (11%)
                                                 ------          ------
DIRECT COST
     Product sales                                  652             657              (1%)
     Wireless cable:
           Costa Rica                               154              95              62%
           Wisconsin                                 39              43              (9%)
     Corporate, Internet and TV
                                                 ------          ------
           Total                                    845             795               6%
                                                 ------          ------
OPERATING EXPENSES
     Selling, general and administrative
       Product                                      328             501             (35%)
       Costa Rica                                   275             312             (12%)
       Wisconsin                                     96             124             (23%)
     Corporate, Internet and TV                   2,737           1,290             112%
                                                 ------          ------
           Total                                  3,436           2,227              54%
                                                 ------          ------
Television, Website, Software Costs
     Television Operations                        1,513              --              --
     Internet Operations                            539              --              --
     Corporate, Internet and TV                      16             328             (95%)
                                                 ------          ------
         Sub total                                2,068             328             530%
                                                 ------          ------
Depreciation and Amortization
     Product sales                                   10              24             (58%)
     Wireless cable:
         Costa Rica                                 234             256              (9%)
         Wisconsin                                   69             103             (33%)
     Corporate, Internet and TV                     234             170              38%
                                                 ------          ------
         Sub total                                  547             553              (1%)
                                                 ------          ------
         Total                                    6,051           3,108              95%
                                                 ------          ------
Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                      36               1           3,500%
     Accretion of debenture discount                 --            (372)           (100%)
Other Interest Expense
     Corporate, Internet and TV                    (259)           (205)             26%
                                                 ------          ------
              Total                                (223)           (576)            (61%)
                                                 ------          ------
NET INCOME (LOSS)
     Product sales                                 (169)           (247)            (32%)
     Wireless cable:
         Costa Rica                                 (73)            (16)            356%
         Wisconsin                                  (83)           (121)            (31%)
     Corporate, Internet and TV                  (5,262)         (2,364)            123%
                                                 ------          ------
         Total                                   (5,587)         (2,748)            103%
                                                 ======          ======

                    Three Months Ended June 30, 2000 and 1999

REVENUES

         We had revenues of $1,068,000 during the second quarter of 2000 compared to $569,000 during the second quarter of 1999, an increase of $499,000 or 88%. Product sales accounted for all of the increase due to expanded placing of goods with major retailers. During 1999, our product mix consisted of a variety of products. During the second quarter of 2000, we were focusing mainly on our teen cosmetic line of Body Jewels, which has met with great acceptance. We are supplying the Body Jewel products to mass-market retailers in the United States, including Wal-Mart, Target, Walgreens, CVS, Longs, Albertson's and mailers as "promotional suppliers". Higher-level access to retail chains is available once we get approved as an "approved ongoing supplier". Wireless cable television services accounted for a decrease of $33,000 due to a decrease in the subscriber base in both Costa Rica and Wisconsin and an increase in the inflation rate of approximately 9% in Costa Rica.

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

DIRECT COSTS

         Direct costs for the second quarter of 2000 increased $410,000 to $648,000 from $238,000 in 1999, and an increase of 172%. Approximately $395,000 of the increase is related to the product sales division due to the corresponding increase in product sales. Direct costs for the wireless cable operations increased $19,000 in Costa Rica due to our offering more channels to subscribers.

OPERATING EXPENSES

         Operating expenses during the second quarter of 2000 increased to $3,239,000 an increase of $1,437,000 or 80% compared to $1,802,000 during the second quarter of 1999. In this category are included selling, general and administrative expenses; television, website and software development costs; and depreciation and amortization.

         Selling, general and administrative expenses increased by $310,000 or 22%. Approximately $149,000 of this increase was due to an increase in salary and related expenses and contracted services of $106,000 as we continue to add personnel in our corporate office and entered new employment agreements with certain of our executives, providing for salary increases. In addition, we experienced increases in the second quarter of 1999 in the following categories:
Public relations, increase of approximately $70,000 and insurance and office expense approximately $44,000 each. Selling, general and administrative expenses during the second quarter of 2000 decreased in the product sales division and had minimal increases in Costa Rica and Wisconsin, as compared to the second quarter of 1999.

         We incurred approximately $1,242,000 of television, website and software development costs during the second quarter of 2000, compared to approximately $92,000 during the second quarter of 1999, a 1250% increase. This is due to expenses of approximately $856,000 incurred to launch our television channel and the addition of personnel in our television division, and expenses of approximately $381,000 incurred to continue to develop our website, as well as the addition of the internet personnel.

         Depreciation and amortization costs for our corporate, television and internet division increased to $131,000 during the second quarter of 2000 compared to $117,000 during the second quarter of 1999, an increase of $14,000 or 12%. This increase was mostly due to the purchase of equipment for the television channel.

INTEREST EXPENSE

         Interest costs decreased to $78,000 during the second quarter of 2000 compared to $269,000 during the first quarter of 1999, a decrease of $191,000 or 71%. During the second quarter of 1999, we incurred interest expense of $153,000 related to debenture discount accretion associated with the issuance of convertible debentures in May and November of 1998. The debentures were converted at the end of 1999, and therefore, we did not incur such expense in 2000.

         Interest costs other than the accretion on debenture discount discussed above decreased by $30,000 during the second quarter of 2000, compared to the first quarter of 1999.

NET LOSS

         Net losses for the second quarter of 2000 increased to $2,897,000 compared to $1,740,000 in the second quarter of 1999, an increase of $1,157,000 or 167% due primarily to an increase of $1,429,000 in losses associated primarily with operations and the development of our Internet and television operations.

                     Six Months Ended June 30, 2000 and 1999

REVENUES

         We had revenues of $1,533,000 during the six months ended June 30, 2000 compared to $1,732,000 during the comparable period in 1999, a decrease of $199,000 or 11%. Product sales accounted for the majority of the decrease primarily because of approximately $308,000 for allowances for returns and guaranteed sales. The decrease in product sales for the six months ended June 30, 2000 was approximately $115,000 or 12% compared to the same period in 1999. The Company had previously announced that product (retail) sales for the second quarter were approximately $1,200,000. During the Company's second quarter sales analysis in conjunction with SEC's SABs, the Company did not recognize guaranteed sales and maintained its policy of recording an allowance for estimated returns. The practice of allowing for guaranteed sales started during this quarter and has impacted significantly on the net product sales reported. Accordingly, even though title and possession (of sold and shipped goods) of approximately $1,128,000 in product sales passed to customers, the Company is only recognizing the net sale of approximately $820,000.

         Wireless cable posted decreases in both Costa Rica and Wisconsin. The latter experienced a $27,000 decrease or 18% and Costa Rica had decreases of approximately $57,000 or 9%. These decrease are mainly due to a decrease in the subscriber base in both Costa Rica and Wisconsin and an increase in the inflation rate of approximately 9% in Costa Rica.

DIRECT COSTS

         Direct costs for the six months ended June 30, 2000 increased $50,000 to $845,000 from $795,000 in 1999, an increase of 6%. All of the increase is attributable to an approximate increase of $59,000 or 62% in the Costa Rica wireless cable operations. The was caused by our offering more channels to subscribers.

OPERATING EXPENSES

         Operating expenses during the six months ended June 30, 2000 increased to $6,052,000 (an increase of $2,944,000 or 95%) compared to $3,108,000 during the same period of 1999. In this category are included selling, general and administrative expenses; television, website and software development costs; and depreciation and amortization.

         Selling, general and administrative expenses increased by $1,209,000 or 54%. Approximately $1,096,000 of this increase was due to an increase in salary and related expenses and contracted services for all segments.

         We incurred approximately $1,242,000 of television, website and software development costs during the six months ended June 30, 2000 compared to approximately $328,000 during the same period in of 1999, a 530% increase. This is due to expenses of approximately $1,513,000 incurred to launch our television channel and the addition of personnel in our television division, and expenses of approximately $539,000 incurred to continue to develop our website, as well as the addition of the internet personnel.

         Depreciation and amortization costs for our corporate, television and internet division increased to $234,000 during the six months ended June 30, 2000 compared to $170,000 during the same period in 1999, an increase of $74,000 or 38%. This increase was mostly due to the purchase of equipment for the television channel.

INTEREST EXPENSE

         Interest costs increased to $259,000 during the six months ended June 30, 2000 compared to $205,000 during the same period in 1999, an increase of $54,000 or 26%. The increase is mainly due to new capital lease obligations and the company's factoring of its product accounts receivable.

NET LOSS

         Net losses for the six months ended June 30, 2000 increased to $5,587,000 compared to $2,748,000 during the same period in 1999, an increase of $2,839,000 or 103% due primarily to an increase of $2,052,000 in losses associated primarily with operations and the development of our Internet and television operations.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USE OF CASH -- SIX MONTHS ENDED JUNE 30, 2000

         To date we have funded our growth and operations through (i) the sale of our common stock, (ii) the sale of debentures, and (iii) loans, primarily from our President, Mr. Rosen.

         Net cash provided by financing activities was $1,443,000 for the period, this mostly consisted of sale of our common stock for a net cash proceeds of $151,000; a long-term loan of $250,000 and the proceeds from the master facility of $1,288,000.

         Cash used in operating activities was $2,611,000 during this period, compared to $1,075,000 during this period, compared to $1,075,000 during the same period in 1999. The cash used during these periods was primarily attributable to net losses of $5,587,000 for the period and $2,401,000 for the same period in 1999.

         These losses were offset in part by depreciation and amortization of $547,000 and $553,000 for the comparable period in 2000 and 1999, respectively. We also had an increase in accounts payable and accrued liabilities of $1,471,000 during this period, compared to $305,000 during the same period in 1999.

         During this period, we spent approximately $1,016,000 in property and equipment, primarily for our television studio. We also purchased $468,000 of equipment under capital leases. During this period in 1999, we spent $532,000 in property and equipment.

WORKING CAPITAL DEFICIT AND MANAGEMENT PLAN

         The accompanying financial statements reflect current liabilities of $5,888,000 and current assets of $846,000 resulting in a working capital deficit $5,042,000. Approximately $2,567,000 of the working capital deficit consists of amounts owed to Mr. Rosen. Operating losses for the period were $5,587,000. Operating deficits will continue until such time as substantial revenues are generated from our channel and website.

INFLATION AND FOREIGN CURRENCY FLUCTUATION

         During 2000, Costa Rica experienced a decline in the value of the Colon relative to the U.S. dollar of approximately 1% per month. The government of Costa Rica mandates minimum salary increase on July I and January 1 of each year. We have been able to increase prices to cover the wage increases and the effects of the currency decline in Costa Rica and believe that we will be able to continue to do so without significant adverse effect on our subscriber base.

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

         SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the provisions of SFAS No. 133 as of the beginning of any fiscal quarter commencing June 16, 1998 and thereafter. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). We have not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, we do not expect the adoption of the new standard to affect our financial statements-

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company on January 1, 1999 and did not have a material effect on the Company's financial position or results of operations.

         In March 2000, we issued 80,000 shares of our common stock to executives for a total compensation of $220,000. These securities were pursuant to an exemption from registration provided by Section 4(2) of Securities Act.

         In March 2000, we issued 71,000 shares of our common stock to consultants with an aggregate value of $239,468. These securities were pursuant to an exemption from registration provided by Section 4(2) of Securities Act.

         In February 2000, we issued 71,362 shares of our common stock the Securities Act.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

I. Preamble

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial conditions for the three and six-month periods ended June 30, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as the Company's Prospectus filed on May 9, 2000 pursuant to Rule 424 on Form 424B3. Some of the information in this discussion and analysis contains forward-looking statements, which involve substantial risks and uncertainties. The statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they 1) discuss our expectations about the Company's future performance;
(2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed below, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

         The Company has been hindered in accomplishing some of its goals due to the fact that it did not receive anticipated capital infusions. For example, as a result of a large decline in the market share price of the Company's stock since the signing of the Equity Purchase Agreement with Fusion Capital Fund II, LLC on May 4, 2000, the following results have occurred. In exchange for the receipt of $1,288,000 of funding the Company issued Fusion Capital 1,564,224 shares leaving a balance of approximately 260,000 registered shares available for conversion. It is unlikely that the conversion of that amount of shares would enable the Company to receive the full $12,000,000 committed to the Company without registering more shares. Even if more shares were registered, the conversion of shares at low share prices is not very attractive to the Company.

             As a continued option to further equity infusions and corresponding conversion of shares under the Fusion Agreement, the Company has been receiving working capital in the quarter ending June, 2000 and up to the present from a variety of sources and methods and many of these same sources and methods of funding the Company will most likely continue for the balance of this fiscal year.

            The Company believes that its current financial resources will not be sufficient to fund its operations for the next 12 months. During that period, it will become necessary for the Company to raise additional funds to meet the expenditures required for operating its business. The Company currently has no firm plans or arrangements for securing the needed additional capital, although it is actively pursuing various options and opportunities. If additional funds are raised through the issuance of debt securities, these securities could have certain rights, preferences, and privileges senior to holders of Common Stock, and the terms of such debt could impose restrictions on the Company's operations. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders. Additional financing may not be available at all and, if available, such financing may not be obtainable on terms favorable to the Company. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned development and marketing efforts, which could seriously harm its business.

            The Company's future expenditures and capital requirements will depend on a number of factors including the development and implementation of next generation technologies, technological developments on the Internet and the regulatory and competitive environment for Internet-based products and services.

             Sources of funding have been and may continue to include the following:

         1.       Sale of Company shares;
         2.       Receipt of loans;
         3. Factoring of receivables generated by the Company's wholesale-to-retail business;
         4. Collection of other significant receivables generated by the sale advertising, the provision of other services and the sale of shares of stock in other companies in which the Company holds equity positions;
         5.       Capital contributions and loans from shareholders;
         6.       The implementing cost-saving restructuring;
         7. The expansion of product sales by both method and product lines (i.e. by telemarketing and direct response television;
         8.       Loans from Company officers;
         9.       Deferment of salaries by Company officers;
         10.      Deferment of interest due to a major shareholder;
         11. Increasing operating revenues (advertising, cable subscriptions and product sales);
         12.      Sales of non-core business assets, and;
         13. Sub-lease of studio and equipment during the time the studio is not used for Company productions.
         14. The Company has recently completed a $600,000 financing by issuing a convertible debenture due in one year with interest of 12% per annum and convertible into shares at a fixed price of $.30 per share plus warrants for 100,000 shares at $.50, 100,000 shares at $.70 and 100,000 at $.90. Although the Company was not happy with the possibility of issuing 2,000,000 additional shares at this conversion price, it should be kept in mind that the transaction was negotiated at a time when the Company's shares were trading at approximately $.30 - $.35 per share.

         The Company believes that it has growth opportunities before it which require new or additional persons in senior management. It continues to seek new directors for its board, which presently has three members with two members having resigned to devote themselves more fully to new business opportunities with which they have become involved. The Company hopes to locate and hire a senior executive with a record of successfully developing and implementing strategies that have resulted in substantial revenue increases for companies with Internet and/or television businesses. The Company has recently hired a new Chief Financial Officer and a new Vice-President for Marketing.

         Since the beginning of the year, the Company completed building its leased, modern broadcast studio facilities, put to together its production team and broadcast its Net Financial News television programming via satellite, cable TV, and terrestrial broadcast systems making Net Financial News available to millions of home. As of this writing, the Company has decided to limit the television carriage of its programming to its 2.1 million Comcast Cable TV homes while it pursues carriage agreements to replace that of America's Voice. It generally takes a period of time for new television programs to obtain and retain an audience. Since America's Voice has not yet resolved its bankruptcy status, the Company has decided to not continue paying for such carriage to build its audience without having meaningful assurance that that audience will be there in the future. The Company is presently seeking replacement carriage with other providers.

ITEM 6. EXHIBITS

         (27.1) Financial Data Schedule (for Commission use only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            5TH AVENUE CHANNEL CORP.

Date: August 28, 2000                       BY: /S/ MELVIN ROSEN
                                         --------------------

                                                  Melvin Rosen, President and
                                                  Chief Executive Officer


               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----


/s/ Melvin Rosen                                 Chairman of the Board                     August 28, 2000
------------------------------------                 and President
Melvin Rosen                                (Principal Executive Officer)

/s/ Aurelio E. Alonfo
------------------------------------                                                       August 28, 2000
Aurelio E. Alonfo                              Chief Financial Officer



                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
 27.1                    Financial Data Schedule