Form 10QSB/A
period 2000-06-30
5TH AVENUE CHANNEL CORP
filed 2000-08-31
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

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

                            5th AVENUE CHANNEL CORP.

                                  FORM 10-QSB/A

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                         PAGE NO.

   ITEM 1.  Condensed Consolidated Financial Statements
               Balance Sheets as of June 30, 2000 (Unaudited) and
                   December 31, 1999                                        3
               Unaudited Statements of Operations for the three months
                   ended June 30, 2000 and 1999.                            4
               Unaudited Statements of Operations for the six months
                   ended June 30, 2000 and 1999.                            5
               Unaudited Statements of Cash Flows for the six months
                   ended June 30, 2000 and 1999                             6
               Notes to Unaudited Financial Statements                      7

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   17

PART II   OTHER INFORMATION

   ITEM 2.     Changes in Securities                                       27

   Item 6.     Exhibits                                                    28

SIGNATURES                                                                 29

                            5TH AVENUE CHANNEL CORP.
                      Condensed Consolidated Balance Sheets

                                                           June 30,        December 31,
                                                             2000              1999
                                                         (Unaudited)
                                                         ------------      ------------
                       ASSETS

Current Assets:
   Cash and cash equivalents                             $     11,084      $  2,024,143
   Accounts receivable, net                                   119,621           555,514
   Inventory                                                  284,053           210,486
   Loans and Notes receivable related parties                  57,731            87,924
   Prepaid expenses and other current assets                  373,069           143,640
                                                         ------------      ------------
         Total Current Assets                                 845,558         3,021,707

Property and Equipment, net                                 2,247,091         1,500,411
Security Investments                                          473,831
Licenses, net                                               4,172,315         4,331,897
Goodwill, net                                               1,960,164         2,078,292
Notes Receivable, Related parties                             344,319           310,353
Other Assets                                                  214,660           222,699
                                                         ------------      ------------
                                                         $ 10,257,938      $ 11,465,359
                                                         ============      ============

       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                 $  2,604,477      $  1,343,029
   Accrued payroll, Pres./Chairman of the Board               575,000           450,000
   Current portion of long-term debt                          169,547            87,433
   Loans and notes payable, related parties                    56,331            55,081
   Loans payable, President/Chairman of the Board           1,991,911         2,268,308
   Obligation under capital leases                            348,947               -0-
   Deferred revenue                                           141,400            91,400
                                                         ------------      ------------
         Total Current Liabilities                          5,887,613         4,295,251

Long term debt:
   License installment notes, net of current portion          781,753           864,893

Obligation to Issue Shares                                    321,686

STOCKHOLDERS' EQUITY
   Common stock                                                13,619            12,215
   Additional paid-in capital                              24,666,358        20,277,555
   Accumulated deficit                                    (19,571,394)      (13,984,555)
                                                         ------------      ------------
                                                            5,108,583         6,305,215

Stock Subscription Receivable                                (600,000)
Deferred Compensation and Other                            (1,241,697)
                                                         ------------      ------------
                                                         $ 10,257,938      $ 11,465,359
                                                         ============      ============

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    Three Months Ended June 30, 2000 and 1999

                                                              2000              1999
                                                          ------------      ------------
Revenue:
   Product sales, net of allowances of $297,155           $    721,853      $    190,381
   Wireless cable television services                          345,209           378,974
                                                          ------------      ------------
                                                             1,067,062           569,355
                                                          ------------      ------------
Direct Costs:
   Product sales                                               566,250           170,698
   Wireless cable television services                           81,998            67,683
                                                          ------------      ------------
                                                               648,248           238,381
                                                          ------------      ------------
Gross Margin                                                   418,814           330,974
                                                          ------------      ------------
Operating Expenses:
   Selling, general and administrative                       1,704,796         1,049,175
   Television, website and software development costs        1,242,923            91,323
   Depreciation and amortization                               289,701           313,080
                                                          ------------      ------------
                                                             3,237,420         1,453,578

Loss from Operations                                        (2,818,606)       (1,122,604)
                                                          ------------      ------------
Other Income (Expense):
   Interest income                                               8,897
   Interest expense                                            (87,217)         (117,067)
   Accretion of debenture discount                                              (152,739)
                                                          ------------      ------------
                                                               (78,320)         (269,806)
                                                          ------------      ------------
Net Loss                                                  ($ 2,896,926)     ($ 1,392,410)
                                                          ============      ============
Net Loss Per Common Share - Basic and Diluted             ($       .23)     ($      0.15)
                                                          ============      ============
Weighted Average Number of Shares Outstanding               12,853,117         9,536,532
                                                          ============      ============

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

                                                              2000              1999
                                                          ------------      ------------
Revenue:
   Product sales, net of allowances of $308,433           $    820,458      $    935,525
   Wireless cable television services                          711,578           796,471
                                                          ------------      ------------
                                                             1,532,036         1,731,996
                                                          ------------      ------------
Direct Costs:
   Product sales                                               651,998           657,741
   Wireless cable television services                          193,048           138,302
                                                          ------------      ------------
                                                               845,046           796,043
                                                          ------------      ------------

Gross Margin                                                   686,990           935,953
                                                          ------------      ------------

Operating Expenses:
   Selling, general and administrative                       3,434,212         1,878,604
   Television, website and software development costs        2,063,781           327,710
   Depreciation and amortization                               547,251           552,941
                                                          ------------      ------------
                                                             6,050,244         2,759,255

Loss from Operations                                        (5,363,254)       (1,823,302)


Other Income (Expense)
   Interest income                                              35,837          (371,588)
   Interest expense                                           (259,421)         (205,705)
                                                          ------------      ------------
                                                              (223,584)         (577,293)

Net Loss                                                  ($ 5,586,838)     ($ 2,400,595)
                                                          ============      ============


Net Loss Per Common Share - Basic and Diluted             ($      0.44)     ($      0.25)
                                                          ============      ============

Weighted Average Number of Shares Outstanding               12,587,127         9,535,837
                                                          ============      ============


            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

                                                                                         2000              1999
                                                                                      -----------      -----------
Cash Flows from Operating Activities:
     Net loss                                                                         ($5,586,838)     ($2,400,595)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                                               547,251          552,941
              Accretion of debentures discount                                                             371,588
              Compensation in form of common stock and options issued to officers
                  and consultants                                                         515,997
              Stock and warrants issued in lieu of interest                               101,164
              Change in operating assets and liabilities:
                (Increase) decrease in accounts receivable                                435,893          (91,067)
                Decrease (increase) in inventory                                          (73,567)         102,080
                Increase in prepaid expenses and other current assets                    (199,238)          85,887
                Increase in accrued payroll, President/Chairman of the Board              125,000
                Increase in accounts payable and accrued liabilities                    1,471,143          304,051
                Increase in deferred revenue                                               50,000
                                                                                      -----------      -----------
                Net cash used in operating activities                                  (2,613,195)      (1,075,115)


Cash Flows from Investing Activities:
     Purchase of property and equipment                                                (1,016,402)        (532,351)
     Equipment purchased under capital Lease                                              468,362
     Net cash received in IBC acquisition                                                                   40,381
     Decrease (increase) in other assets                                                 (152,695)          14,102
     Deferred TV program production costs                                                                 (100,151)
                                                                                      -----------      -----------

                Net cash used in investing activities                                    (700,735)        (578,019)

Cash Flows from Financing Activities:
     Net proceeds from sales of common stock                                              151,107          500,000
     Proceeds of loans from President/Chairman of the Board                                              1,521,348
     Payment of loans from President/Chairman of the Board                               (195,000)
     Repayment of long-term debt                                                         (120,441)          (6,868)
     Proceeds from long term loans                                                        250,000
     Proceeds from master facility                                                      1,288,000
     Cost of registering common stock                                                     (72,795)         (10,851)
     Repayment of loan from related party                                                                  (29,776)
     Net Change in loans to related party                                                                   (2,979)
                                                                                      -----------      -----------

                Net cash provided by (used in) financing activities                     1,300,871        1,970,874
                                                                                      -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                   (2,013,059)         317,740
                                                                                      -----------      -----------

Cash and Cash Equivalents, Beginning                                                    2,024,143          256,209
                                                                                      -----------      -----------

Cash and Cash Equivalents, Ending                                                     $    11,084      $   573,949
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

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 1999 Form 10-KSB and the first quarter form 10-QSB for 2000. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

Note 2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information of the six months ended June 30, 2000 and 1999:

                                                                    2000           1999
                                                                    ----           ----
Interest paid during the period                                 $   19,900      $   10,744
Non-cash investing and financing activities:
     Shares issued for equity acquisition costs                    780,000
     Shares received in exchange for shares                      1,249,878
     Shares issued in repayment of loan                            250,000
     Shares issued for services to be performed                    198,400
     Warrants issued for services to be performed                1,265,378
     Conversion of debentures                                                    2,366,000
     Stock issued for acquisition of IBC                                         2,463,000
     Loan payable for acquisition of IBC, net                                      450,000

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

         As of June 30, 2000, the Company had drawn $1,288,000 under the Agreement and Fusion had converted 1,135,124 shares, including 324,324, as the commitment fee discussed under the caption titled "additional shares issued to Fusion Capital". The outstanding principal amount not converted as of June 30, 2000 of $321,686 is presented in the balance sheet as an obligation to issue shares.

         As a result of a large decline in the market share price of the Company's stock since the signing of the Equity Purchase Agreement with Fusion Capital Fund II, LLC on May 4, 2000, the following results have occurred. In exchange for the receipt of $1,228,000 of funding, the Company is obligated to issue Fusion Capital 1,564,224 shares leaving a balance of approximately 260,000 registered shares available for conversion. It is unlikely that the conversion of that amount of shares would enable the Company to receive the full $12,000,000 committed to the Company without registering more shares. Even if more shares were registered, the conversion of shares at low share prices is not very attractive to the Company.

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

LETTER OF AGREEMENT

         On March 27, 2000, the Company entered into a letter of intent to grant specific geographic territories for legal advertising over the internet to a third party. A component of this agreement is to grant the third party 200,000 warrants to purchase the Company's stock at various prices, with the shares underlying these warrants being registered under the Securities Act 1933, as amended. The Company is to receive total fee of $500,000 from the third party; however, if the third party does not recover all of its investment within eighteen months, the Company shall have the right to purchase the territories back from the third party in the form of common shares. The third party paid $50,000 under the terms of the agreement, with the remaining balance to be paid on a schedule basis.

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

The Company operates in various segments as follows:

o        Product Sales

o        Wireless Cable television services:
         Costa Rica
         Wisconsin
o        Corporate, Internet/Television

Information regarding the Company's geographic business units follows (in thousands):

                                                        OPERATING
                                                         INCOME
                                       REVENUES          (LOSS)        DEPRECIATION    AMORTIZATION
                                       --------          ------        ------------    ------------
Second Quarter 2000

Product sales                              722               (6)               6              --
Wireless cable:
     Costa Rica                            280              (59)              45              73
     Wisconsin                              65              (46)              28               7
Corporate, Internet and TV                               (2,708)              72              59
                                        ------           ------           ------          ------
         Total                           1,067           (2,819)             151             139
                                        ------           ------           ------          ------

Second Quarter 1999

Product sales                              190             (308)              16              --
Wireless cable:
     Costa Rica                            305              (25)              55              73
     Wisconsin                              74              (55)              45               7
Corporate, Internet and TV                                 (734)              21              96
                                        ------           ------           ------          ------
         Total                             569           (1,122)             137             176
                                        ------           ------           ------          ------


Six months ended June 30, 2000

Product sales                              820             (169)              10              --
Wireless cable:
     Costa Rica                            590              (73)              88             146
     Wisconsin                             122              (83)              55              14
Corporate, Internet and TV                               (5,038)             116             118
                                        ------           ------           ------          ------
         Total                           1,532           (5,363)             269             278
                                        ------           ------           ------          ------

Six months ended June 30, 1999

Product sales                              936             (248)              24              --
Wireless cable:
     Costa Rica                            647              (16)             110             146
     Wisconsin                             149             (121)              88              14
Corporate, Internet and TV                               (1,438)              33             138
                                        ------           ------           ------          ------
         Total                           1,732           (1,823)             255             298
                                        ------           ------           ------          ------

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

ITEM 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial conditions for the three and six-month periods ended June 30, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as the Company's Prospectus filed on May 9, 2000 pursuant to Rule 424 on Form 424B3. Some of the information in this discussion and analysis contains forward-looking statements, which involve substantial risks and uncertainties. The statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they 1) discuss our expectations about the Company's future performance;
(2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed within, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

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

RESULTS OF OPERATIONS (IN THOUSANDS)
Three Months Ended June 30, 2000 and 1999

                                                    2000             1999           Increase
                                                                                   (Decrease)
REVENUE
     Product sales                                   722              190               280%
     Wireless cable:
           Costa Rica                                280              305                (8%)
           Wisconsin                                  65               74               (12%)
     Corporate, Internet and TV                   -------          -------
           Total                                   1,067              569                88%
                                                  -------          -------

DIRECT COST

     Product sales                                   566              171               231%
     Wireless cable:
           Costa Rica                                 65               46                41%
           Wisconsin                                  17               21               (19%)
     Corporate, Internet and TV                       --               --
           Total                                     648              238               172%
                                                  -------          -------

Operating Expenses

     Selling, general and administrative
       Product sales                                 156              310               (50%)
       Costa Rica                                    156              156                 1%
       Wisconsin                                      59               56                 5%
     Corporate, Internet and TV                     1334              875                52%
                                                  -------          -------
           Total                                    1705             1397                22%
                                                  -------          -------

Television, Website, Software Costs
     Television Operations                           856               --                --
     Internet Operations                             382               --                --
     Corporate, Internet and TV                        5               92               (95%)
                                                  -------          -------
         Sub total                                  1243               92              1251%
                                                  -------          -------

Depreciation and Amortization
     Product sales                                     6               16               (63%)
     Wireless cable:
         Costa Rica                                  118              128                (8%)
         Wisconsin                                    35               52               (33%)
     Corporate, Internet and TV                      131              117                12%
                                                  -------          -------
         Sub total                                   290              313                (7%)
                                                  -------          -------

         Total                                      3238             1802                80%
                                                  -------          -------

Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                        9                1               800%
     Accretion of debenture discount                  --             (153)             (100%)
Other Interest Expense
     Corporate, Internet and TV                      (87)            (117)              (26%)
                                                  -------          -------
              Total                                   78              269               (71%)
                                                  -------          -------

NET INCOME (LOSS)
     Product sales                                    (6)            (307)              (98%)
     Wireless cable:
         Costa Rica                                  (59)             (25)              136%
         Wisconsin                                   (46)             (55)              (16%)
     Corporate, Internet and TV                   (2,786)          (1,353)              106%
                                                  -------          -------
         Total                                    (2,897)          (1,740)               66%
                                                  -------          -------

RESULTS OF OPERATIONS (IN THOUSANDS)
Six Months Ended June 30, 2000 and 1999

                                                    2000             1999           Increase
                                                                                   (Decrease)
REVENUE
     Product sales                                   820              936               (12%)
     Wireless cable:
           Costa Rica                                590              647                (9%)
           Wisconsin                                 122              149               (18%)
     Corporate, Internet and TV                   -------          -------
           Total                                   1,532            1,732               (11%)
                                                  -------          -------

DIRECT COST

     Product sales                                   652              657                (1%)
     Wireless cable:
           Costa Rica                                154               95                62%
           Wisconsin                                  39               43                (9%)
     Corporate, Internet and TV                   -------          -------
           Total                                     845              795                 6%
                                                  -------          -------

Operating Expenses
     Selling, general and administrative
       Product                                       329              501               (34%)
       Costa Rica                                    274              312               (12%)
       Wisconsin                                      96              124               (23%)
     Corporate, Internet and TV                    2,730            1,290               112%
                                                  -------          -------
           Total                                   3,429            2,227                54%
                                                  -------          -------

Television, Website, Software Costs
     Television Operations                         1,513               --                --
     Internet Operations                             540               --                --
     Corporate, Internet and TV                       21              328               (95%)
                                                  -------          -------
         Sub total                                 2,074              328               531%
                                                  -------          -------

Depreciation and Amortization
     Product sales                                    10               24               (58%)
     Wireless cable:
         Costa Rica                                  234              256                (9%)
         Wisconsin                                    69              103               (33%)
     Corporate, Internet and TV                      234              170                38%
                                                  -------          -------
         Sub total                                   547              553                (1%)
                                                  -------          -------
         Total                                     6,051            3,108                95%
                                                  -------          -------

Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                       36                1              3500%
     Accretion of debenture discount                  --             (372)             (100%)
Other Interest Expense

     Corporate, Internet and TV                     (259)            (205)               26%
                                                  -------          -------
              Total                                 (223)            (576)              (61%)
                                                  -------          -------

NET INCOME (LOSS)
     Product sales                                  (170)            (247)              (31%)
     Wireless cable:
         Costa Rica                                  (73)             (16)              356%
         Wisconsin                                   (83)            (121)              (31%)
     Corporate, Internet and TV                   (5,261)          (2,364)              123%
                                                  -------          -------
         Total                                    (5,587)          (2,748)              103%
                                                  =======          =======

                    Three Months Ended June 30, 2000 and 1999

REVENUES

         We had revenues of $1,067,000 during the second quarter of 2000 compared to $569,000 during the second quarter of 1999, an increase of $498,000 or 88%. Product sales accounted for all of the increase due to expanded placing of goods with major retailers. During 1999, our product mix consisted of a variety of products. During the second quarter of 2000, we were focusing mainly on our teen cosmetic line of Body Jewels, which has met with great acceptance. We are supplying the Body Jewel products to mass-market retailers in the United States, including Wal-Mart, Target, Walgreens, CVS, Longs, Albertson's and mailers as "promotional suppliers". Higher-level access to retail chains is available once we get approved as an "approved ongoing supplier". Wireless cable television services accounted for a decrease of $34,000 due to a decrease in the subscriber base in both Costa Rica and Wisconsin and an increase in the inflation rate of approximately 9% in Costa Rica.

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

DIRECT COSTS

         Direct costs for the second quarter of 2000 increased $410,000 to $648,000 from $238,000 in 1999, or an increase of 172%. Approximately $395,000 of the increase is related to the product sales division due to the corresponding increase in product sales. Direct costs for the wireless cable operations increased $19,000 in Costa Rica due to our offering more channels to subscribers.

OPERATING EXPENSES

         Operating expenses during the second quarter of 2000 increased to $3,234,000 an increase of $1,780,000 or 122% compared to $1,454,000 during the second quarter of 1999. In this category are included selling, general and administrative expenses; television, website and software development costs; and depreciation and amortization.

         Selling, general and administrative expenses increased by $661,000 or 63%. Approximately $583,000 of this increase was due to an increase in salary and related expenses and contracted services as we continue to add personnel in our corporate office and entered new employment agreements with certain of our executives, providing for salary increases. In addition, we experienced increases in the second quarter of 2000 in the following categories: insurance and office expense approximately $44,000 and $54,000 respectively. Selling, general and administrative expenses during the second quarter of 2000 decreased in the product sales division and had minimal increases in Costa Rica and Wisconsin, as compared to the second quarter of 1999.

         We incurred approximately $1,238,000 of television, website and software development costs during the second quarter of 2000, compared to approximately $91,000 during the second quarter of 1999, a 1260% increase. This is due to expenses of approximately $856,000 incurred to launch our television channel and the addition of personnel in our television division, and expenses of approximately $381,000 incurred to continue to develop our website, as well as the addition of the internet personnel.

         Depreciation and amortization costs for our corporate, television and internet division increased to $131,000 during the second quarter of 2000 compared to $117,000 during the second quarter of 1999, an increase of $14,000 or 12%. This increase was mostly due to the purchase of equipment for the television channel.

INTEREST EXPENSE

         Interest costs decreased to $87,000 during the second quarter of 2000 compared to $117,000 during the first quarter of 1999, a decrease of $30,000 or 26%. During the second quarter of 1999, we incurred interest expense of $153,000 related to debenture discount accretion associated with the issuance of convertible debentures in May and November of 1998. The debentures were converted at the end of 1999, and therefore, we did not incur such expense in 2000.

NET LOSS

         Net losses for the second quarter of 2000 increased to $2,897,000 compared to $1,392,000 in the second quarter of 1999, an increase of $1,505,000 or 108% due primarily to an increase of $1,237,000 in losses associated primarily with operations and the development of our Internet and television operations.

                     Six Months Ended June 30, 2000 and 1999

REVENUES

         We had revenues of $1,532,000 during the six months ended June 30, 2000 compared to $1,732,000 during the comparable period in 1999, a decrease of $200,000 or 12%. Product sales accounted for the majority of the decrease primarily because of approximately $308,000 for allowances for returns and guaranteed sales. The decrease in product sales for the six months ended June 30, 2000 was approximately $116,000 or 12% compared to the same period in 1999. The Company had previously announced that product (retail) sales for the second quarter were approximately $1,200,000. During the Company's second quarter sales analysis in conjunction with SEC's SABs, the Company did not recognize guaranteed sales and maintained its policy of recording an allowance for estimated returns. The practice of allowing for guaranteed sales started during this quarter and has impacted significantly on the net product sales reported. Accordingly, even though title and possession (of sold and shipped goods) of approximately $1,128,000 in product sales passed to customers, the Company is only recognizing the net sale of approximately $820,000.

         Wireless cable posted decreases in both Costa Rica and Wisconsin. The latter experienced a $27,000 decrease or 18% and Costa Rica had a decrease of approximately $57,000 or 9%. These decreases are mainly due to a decrease in the subscriber base in both Costa Rica and Wisconsin and an increase in the inflation rate of approximately 9% in Costa Rica.

DIRECT COSTS

         Direct costs for the six months ended June 30, 2000 increased $49,000 to $845,000 from $796,000 in 1999, an increase of 6%. All of the increase is attributable to an approximate increase of $59,000 or 62% in the Costa Rica wireless cable operations. This was caused by our offering more channels to subscribers.

OPERATING EXPENSES

         Operating expenses during the six months ended June 30, 2000 increased to $6,050,000 an increase of $3,291,000 or 119% compared to $2,759,000 during the same period of 1999. In this category are included selling, general and administrative expenses; television, website and software development costs; and depreciation and amortization.

         Selling, general and administrative expenses increased by $1,555,000 or 83%. Approximately all of this increase was due to an increase in salary and related expenses and contracted services for all segments.

         We incurred approximately $2,069,000 of television, website and software development costs during the six months ended June 30, 2000 compared to approximately $328,000 during the same period in 1999, a 631% increase. This is due to expenses of approximately $1,513,000 incurred to launch our television channel and the addition of personnel in our television division, and expenses of approximately $555,000 incurred to continue to develop our website, as well as the addition of the internet personnel.

         Depreciation and amortization costs for our corporate, television and internet division increased to $234,000 during the six months ended June 30, 2000 compared to $170,000 during the same period in 1999, an increase of $64,000 or 38%. This increase was mostly due to the purchase of equipment for the television channel.

INTEREST EXPENSE

         Interest costs increased to $259,000 during the six months ended June 30, 2000 compared to $205,000 during the same period in 1999, an increase of $54,000 or 26%. The increase is mainly due to new capital lease obligations and the company's factoring of its product accounts receivable.

NET LOSS

         Net losses for the six months ended June 30, 2000 increased to $5,587,000 compared to $2,401,000 during the same period in 1999, an increase of $3,186,000 or 133% due primarily to an increase of $2,898,000 in losses associated primarily with operations and the development of our Internet and television operations.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USE OF CASH - Six Months Ended June 30, 2000

         To date we have funded our growth and operations through (i) the sale of our common stock, (ii) the sale of debentures, and (iii) loans, primarily from our President, Mr. Rosen.

         Net cash provided by financing activities was $1,301,000 for the period, this mostly consisted of sale of our common stock for a net cash proceeds of $151,000; a long-term loan of $250,000 and the proceeds from the master facility of $1,288,000 less approximately $73,000 of costs associated with the SB-2 registration.

         Cash used in operating activities was $2,613,000 during this period, compared to $1,075,000 during the same period in 1999. The cash used during these periods was primarily attributable to net losses of $5,587,000 for the period and $2,401,000 for the same period in 1999.

         These losses were offset in part by depreciation and amortization of $547,000 and $553,000 for the comparable period in 2000 and 1999, respectively. We also had an increase in accounts payable and accrued liabilities of $1,471,000 during this period, compared to $304,000 during the same period in 1999.

         During this period, we spent approximately $1,016,000 in property and equipment, including $468,000 under capital leases, primarily for our television studio. For this period in 1999, we spent $532,000 in property and equipment.

WORKING CAPITAL DEFICIT AND MANAGEMENT PLAN

         The accompanying financial statements reflect current liabilities of $5,888,000 and current assets of $846,000 resulting in a working capital deficit of $5,042,000. Approximately $2,567,000 of the working capital deficit consists of amounts owed to Mr. Rosen. Operating losses for the period were $5,363,000. Operating deficits will continue until such time as substantial revenues are generated from our channel and website.

         The Company has been hindered in accomplishing some of its goals due to the fact that it did not receive anticipated capital infusions. For example, as a result of a large decline in the market share price of the Company's stock since the signing of the Equity Purchase Agreement with Fusion Capital Fund II, LLC on May 4, 2000, the following results have occurred. In exchange for the receipt of $1,288,000 of funding, the Company is obligated to issue Fusion Capital 1,564,224 shares leaving a balance of approximately 260,000 registered shares available for conversion. It is unlikely that the conversion of that amount of shares would enable the

Company to receive the full $12,000,000 committed to the Company without registering more shares. Even if more shares were registered, the conversion of shares at low share prices is not very attractive to the Company.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended June 30, 2000, we issued 1,135,124 shares of our common stock to Fusion Capital in accordance with the Master Facility Agreement. These shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act 1933.

ITEM 6. EXHIBITS

       (27.1) Financial Data Schedule (for Commission use only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   5TH AVENUE CHANNEL CORP.

Date:  August 28, 2000                      BY: /S/  MELVIN ROSEN
                                            ---------------------

                                            Melvin Rosen, President and
                                            Chief Executive Officer

      SIGNATURE                       TITLE                          DATE
      ---------                       -----                          ----
/s/ Melvin Rosen              Chairman of the Board             August 28, 2000
                                  and President
Melvin Rosen              (Principal Executive Officer)

/s/ Aurelio E. Alonso                                           August 28, 2000

Aurelio E. Alonso           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION

  27.1             Financial Data Schedule