Form 10QSB
period 2000-09-30
5TH AVENUE CHANNEL CORP
filed 2000-11-14
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from


                        _____________ to ______________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [x]

As of September 30, 2000, there were 14,476,437 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [x]

                            5th AVENUE CHANNEL CORP.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION                                                               PAGE NO.

   ITEM 1.       Condensed Consolidated Financial Statements
                     Balance Sheets as of September 30, 2000 (Unaudited) and
                          December 31, 1999                                                        3
                     Unaudited Statements of Operations for the three
                           months ended September 30, 2000 and 1999.                               4
                     Unaudited Statements of Operations for the nine
                           months ended September 30, 2000 and 1999.                               5
                     Unaudited Statements of Cash Flows for the nine months
                            ended September 30, 2000 and 1999                                      6
                     Unaudited Notes to Condensed Consolidated  Financial
                           Statements                                                              7

   ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                        13

PART II      OTHER INFORMATION                                                                    22

   ITEM 2.       Changes in Securities                                                            22

   ITEM 6.       Exhibits                                                                         23

SIGNATURES                                                                                        24

                            5TH AVENUE CHANNEL CORP.
                      Condensed Consolidated Balance Sheets

                                                                          September 30,   December 31,
                                                                              2000            1999
                                                                          ------------    ------------
                                                                          (Unaudited)

                                   ASSETS
                                   ------

Current Assets:
   Cash and cash equivalents                                              $     24,402    $  2,024,143
   Accounts receivable, net                                                    135,847         555,514
   Other receivables                                                           426,345
   Inventory                                                                    70,100         210,486
   Loans and notes receivable related parties                                   57,721          87,924
   Prepaid expenses and other current assets                                   353,836         143,640
                                                                          ------------    ------------

         Total Current Assets                                                1,068,252       3,021,707

Property and Equipment, net                                                  2,171,585       1,500,411
Security Investments                                                           104,388
Licenses, net                                                                4,092,524       4,331,897
Goodwill, net                                                                1,901,100       2,078,292
Notes Receivable, Related parties                                              344,319         310,353
Other Assets                                                                   192,652         222,699
                                                                          ------------    ------------

                                                                          $  9,874,820    $ 11,465,359
                                                                          ============    ============


                     LIABILITIES & STOCKHOLDERS' EQUITY
                     ----------------------------------

Current Liabilities
   Accounts payable and accrued expenses                                  $  3,397,976    $  1,343,029
   Accrued payroll, Pres./Chairman of the Board                                637,500         450,000
   Notes payable                                                               849,037
   Current portion of long-term debt                                           193,778          87,433
   Loans and notes payable, related parties                                     97,523          55,081
   Loans payable,  President/Chairman of  the  Board                         1,800,806       2,268,308
   Obligation under capital leases                                             266,656
   Deferred revenue                                                            201,400          91,400
                                                                          ------------    ------------

         Total Current Liabilities                                           7,444,676       4,295,251

Long term debt:
   License installment notes, net of current portion                           757,701         864,893



STOCKHOLDERS' EQUITY
   Common stock                                                                 14,476          12,215
   Additional paid-in capital                                               23,176,797      20,277,555
   Accumulated deficit                                                     (21,518,830)    (13,984,555)
                                                                          ------------    ------------
                                                                             1,672,443       6,305,215

                                                                          $  9,874,820    $ 11,465,359
                                                                          ============    ============

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 Three Months Ended September 30, 2000 and 1999


                                                             2000            1999
                                                        ------------    ------------

Revenue:
   Product sales, net of allowances of $33,348          $    243,212    $    510,638
   Wireless cable  television services                       295,471         429,433
   Internet and Television                                    54,600         251,019
   Other revenues                                            250,000              --
                                                        ------------    ------------
                                                             843,283       1,191,090
                                                        ------------    ------------

Direct Costs:
   Product sales                                             375,546         467,445
   Wireless cable television services                         99,804          69,417
   Internet and television                                        --         220,136
                                                        ------------    ------------
                                                             475,350         756,998
                                                        ------------    ------------

Gross Margin                                                 367,933         434,092
                                                        ------------    ------------


Operating Expenses:
   Selling, general and administrative                     1,079,554       1,280,413
   Television, website and software development costs        833,592          31,330
   Depreciation and amortization                             291,513         289,245
                                                        ------------    ------------
                                                           2,204,659       1,600,988

Loss from Operations                                      (1,836,726)     (1,166,896)
                                                        ------------    ------------

Other Income (Expense):
   Interest income                                             7,491
   Interest expense                                         (109,221)       (121,398)
   Accretion of debenture discount                                --        ( 65,490)
                                                        ------------    ------------
                                                            (101,730)       (186,888)
                                                        ------------    ------------

Net Loss                                                ($ 1,938,456)   ($ 1,353,784)
                                                        ============    ============

Net Loss Per Common Share - Basic and Diluted           ($      0.14)   ($      0.14)
                                                        ============    ============

Weighted Average Number of Shares Outstanding             13,899,862       9,660,143
                                                        ============    ============

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999


                                                             2000            1999
                                                        ------------    ------------

Revenue:
   Product sales, net of allowances of $330,503         $  1,063,309    $ 1, 446,197
   Wireless cable television services                      1,007,046       1,226,144
   Internet and Television                                    54,600         250,745
   Other revenues                                            250,000              --
                                                        ------------    ------------
                                                           2,374,955       2,923,086
                                                        ------------    ------------
Direct Costs:
   Product sales                                           1,026,161       1,125,186
   Wireless cable television services                        292,851         201,418
   Internet and television                                        --         220,136
                                                        ------------    ------------
                                                           1,319,012       1,546,740
                                                        ------------    ------------

Gross Margin                                               1,055,943       1,376,346
                                                        ------------    ------------


Operating Expenses:
   Selling, general and administrative                     4,511,477       3,165,319
   Television, website and software development costs      2,902,373         359,040
   Depreciation and amortization                             838,764         842,186
                                                        ------------    ------------
                                                           8,252,613       4,366,545

Loss from Operations                                      (7,196,671)     (2,990,199)


Other Income (Expense)
   Interest income                                            43,666
   Interest expense                                         (368,642)       (327,101)
   Accretion of debenture discount                                --        (437,080)
                                                        ------------    ------------
                                                            (324,976)       (577,293)
                                                        ------------    ------------

Net Loss                                                  (7,521,647)   ($ 3,754,380)
                                                        ============    ============


Net Loss Per Common Share - Basic and Diluted           ($      0.54)   ($      0.39)
                                                        ============    ============

Weighted Average Number of Shares Outstanding             13,899,862       9,577,429
                                                        ============    ============

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999

                                                                                                           2000           1999
                                                                                                       -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                                                          ($7,521,647)   ($3,754,380)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                                                                838,764        842,186
              Accretion of debentures discount                                                                            437,080
              Compensation in form of common stock and options issued to officers                          524,997        101,861
                  and consultants
              Stock and warrants issued in lieu of interest                                                101,164
              Amortization of deferred marketing revenue                                                                 (250,000)
              Amortization of deferred marketing costs                                                                    220,136
              Change in operating assets and liabilities:
                (Increase) decrease in accounts receivable                                                  (6,678)      (146,129)
                Decrease (increase) in inventory                                                           140,386         59,066
                Increase in prepaid expenses and other current assets                                     (210,196)       (38,474)
                Increase in accrued payroll, President/Chairman of the Board                               187,500           --
                Increase in accounts payable and accrued liabilities                                     2,054,947        846,018
                Increase in deferred revenue                                                               110,000         20,000
                                                                                                       -----------    -----------

                Net cash used in operating activities                                                   (3,780,762)    (1,662,636)

Cash Flows from Investing Activities:
     Purchase of property and equipment                                                                 (1,094,933)      (594,260)
     Equipment purchased under capital Lease                                                               468,362
     Net cash received in IBC acquisition                                                                                  40,381
     Decrease (increase) in other assets                                                                   369,582         16,338
     Deferred TV program production costs                                                                       --       (117,786)
                                                                                                       -----------    -----------

                Net cash used in investing activities                                                     (256,989)      (655,327)

Cash Flows from Financing Activities:
     Net proceeds from sales of common stock                                                               151,107        500,000
     Proceeds of loans from President/Chairman of the Board                                                 50,000      1,804,484
     Payment of loans from President/Chairman of the Board                                                (470,556)       (96,932)
     Repayment of long-term debt                                                                          (120,441)        (6,086)
     Proceeds from long term loans                                                                         250,000
     Proceeds from master facility                                                                       1,288,000
     Proceeds from short term loans                                                                        850,000
     Cost of registering common stock                                                                                     (10,851)
     Repayment of loan from related party                                                                                 (96,932)
     Net Change in loans to related party                                                                   39,900           (979)
                                                                                                       -----------    -----------

                Net cash provided by (used in) financing activities                                      2,038,010      2,189,636
                                                                                                       -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                    (1,999,741)       128,327
                                                                                                       -----------    -----------

Cash and Cash Equivalents, Beginning                                                                     2,024,143        256,209
                                                                                                       -----------    -----------

Cash and Cash Equivalents, Ending                                                                      $    24,402    $   127,882
                                                                                                       ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      Nine Months Ended September 30, 2000


NOTE 1.  BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended September 30, 2000 and 1999 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 1999 Form 10-KSB , the March 31, 2000 and June 30, 2000 Forms 10-QSB and Form S-8 filed on October 25, 2000 . The results of operations for the three and nine months periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.



NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information of the nine months ended September 30, 2000 and 1999:

                                                                            2000            1999
                                                                         ----------      ----------

Interest paid during the period                                          $   31,767      $   16,442
Non-cash investing and financing activities:
     Shares issued for equity acquisition costs                             780,000
     Shares received in exchange for shares                               1,249,878
     Shares issued in repayment of loan                                     250,000
     Shares issued for services to be performed                             198,400          71,400
     Warrants issued for services to be performed                         1,265,378       1,321,414
      Shares to be received for services to be performed                                  1,500,000
     Conversion of debentures                                                             2,366,000
     Stock issued for acquisition of IBC                                                  2,463,000
     Loan payable for acquisition of IBC, net                                               450,000

NOTE 3.  SEGMENT INFORMATION

The Company operates in various segments as follows:

      o     Product Sales ( New York )

      o     Wireless Cable television services:
            Costa Rica
            Wisconsin
      o     Corporate, Internet/Television ( Florida )

Information regarding the Company's geographic business units follows (in thousands):

                                                                                    OPERATING
                                                                                     INCOME
                                                                    REVENUES         (LOSS)        DEPRECIATION       AMORTIZATION
                                                                    --------         ------        ------------       ------------

Third Quarter 2000

Product sales                                                           243             (375)                4              --
Wireless cable:
     Costa Rica                                                         238              (79)               46               73
     Wisconsin                                                           57              (58)               28                7
Corporate, Internet and TV                                              305           (1,325)               75               59
                                                                     ------           ------            ------           ------
         Total                                                          843           (1,837)              153              139
                                                                     ------           ------            ------           ------

Third Quarter 1999

Product sales                                                           511             (230)               13              --
Wireless cable:
     Costa Rica                                                         327              (12)               62               73
     Wisconsin                                                          102              (48)               45                7
Corporate, Internet and TV                                              251             (877)               21               68
                                                                     ------           ------            ------           ------
         Total                                                        1,191           (1,167)              141              148
                                                                     ------           ------            ------           ------


Nine months ended September 30, 2000

Product sales                                                         1,063             (543)               14              --
Wireless cable:
     Costa Rica                                                         828             (980)              219              134
     Wisconsin                                                          179             (139)               83               20
Corporate, Internet and TV                                              305           (5,535)              106              263
                                                                     ------           ------            ------           ------
         Total                                                        2,375           (7,197)              422              417
                                                                     ------           ------            ------           ------

Nine months ended September 30, 1999

Product sales                                                         1,446             (478)               37              --
Wireless cable:
     Costa Rica                                                         974              (27)              172              219
     Wisconsin                                                          252             (169)              133               20
Corporate, Internet and TV                                              251           (2,316)               54              207
                                                                     ------           ------            ------           ------
         Total                                                        2,923           (2,990)              396              446
                                                                     ------           ------

NOTE 4. MASTER FACILITY AGREEMENT-Equity Purchase Agreements

         As of September 30, 2000, the Company had drawn $1,288,000 under the Agreement and Fusion had converted 2,038,387 shares, including 324,324, as the commitment fee. These agreements are more fully discussed under the corresponding footnote titled MASTER FACILITY AGREEMENT in the March 31, 2000 and June 30, 2000 Forms 10-QSB. All the principal had been converted as of September 30, 2000 .

         As a result of a large decline in the market share price of the Company's stock since the signing of the Equity Purchase Agreement with Fusion Capital Fund II, LLC on May 4, 2000, the following results have occurred. In exchange for the receipt of $1,228,000 of funding, the Company issued Fusion Capital 1,824,324 registered shares and 214,063 unregistered shares . It is unlikely that the Company could receive the full $12,000,000 committed to the Company without registering more shares. Even if more shares were registered, the conversion of shares at low share prices is not very attractive to the Company.

NOTE 5. STOCK SUBSCRIPTION AGREEMENT

         On March 24, 2000, the Company entered into a subscription agreement for the sale of 500,000 shares of its common stock which is discussed in depth under the corresponding footnote titled STOCK SUBSCRIPTION AGREEMENT in the June 30, 2000 Form 10-QSB. During this quarter, a contractural dispute between the Company and subscriber was settled by amending the agreement. This agreement was deemed to be fully performed by the issuance of 662,500 registered shares for $272,500, of which $22,500 was for the repayment of a loan and accrued interest.

NOTE 6. OPERATING AGREEMENTS

         AGREEMENT WITH TELEVISION BROADCASTING FACILITY

         On January 10, 2000, the Company entered into an agreement with a television broadcasting facility to lease space for its television studio and newsroom and utilizes the control room and uplink facilities of the studio. On March 1, 2000, this agreement was amended to also include technical equipment for producing the live television show and programming. This agreement was further amended effective November 6, 2000 reducing the monthly fees for these services to $50,000 from $92,000, maintaining a half hour uplink instead of eight hours and self staffing the control room. The agreement is for one year with a one-year renewal option.

         CARRIAGE AGREEMENTS

         As of this writing, the Company is no longer providing the carriage for its television programming with America's Voice, Inc. nor Comcast Cable Communication, Inc.

         On November 3, 2000, the Company entered into an agreement with ALLNEWSCO, Inc. d/b/a NewsChannel8 to provide the carriage for its television programming in portions of the states of Maryland, Virginia, West Virginia and the District of Columbia and over the Internet at their web site NEWS8.NET. As of the effective date of this agreement ALLNEWSCO had approximately 1.12 million viewers.

         The cost to the Company is a 50/50 inventory split on available television advertising spots and a link exchange between the Company's web site and that of ALLNEWSCO, Inc.

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

         The Company estimates the fair market value of the options that it grants to the company every month using the Black-Sholes option-pricing model. The Company assigns the same value to the options it receives every month. For the three months ended September 30, 2000, the Company recorded an investment of $20,557 with a corresponding credit to additional paid-in capital.

         CO-MARKETING AGREEMENT

         In May 1999, the Company had entered into a two-year co-marketing agreement with a privately held online securities brokerage firm. This agreement was revised in March 2000. Under the revised agreement, the Company received 500,000 restricted shares of the online entity in exchange for 195,000 restricted shares of the Company's stock to be provided to the online entity. The agreed upon fair market value of this transaction was $390,000 and was recorded in the balance sheet within security investments. Subsequently, this online entity was acquired conditionally requiring our sale of the securities for an adjusted amount of $389,518. The sale was effectuated in July 2000. Additionally, the buyer entered into a new advertising agreement with the Company which superceded the one with the online entity. The agreement runs through September 30, 2001 and totals $200,000 in advertising revenues of which $40,000 is being recognized in this quarter. Deferred revenue of $60,000 resulted from an advance on this transaction and is reported under current liabilities. Further, for its part in the acquisition, the Company received a finders fee of $250,000.

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

         Since the parties have not rendered this agreement effective, and since the exchange of shares had not taken place as of September 30, 2000, no transaction has been recorded.

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

         PUBLIC RELATIONS AND FINANCIAL CONSULTING SERVICES AGREEMENTS

         On February 1, 2000, the Company signed an agreement with a media company to provide public and corporate relations services to the Company for a fee of $10,000 and 1,000 shares per month. The contract was for six months and expired in July, 2000.


         On February 23, 2000, the Company entered into an agreement with an internet advertising agency for the development of the Company's advertising revenue model, the marketing of the Company's website on other websites, and the optimization of results from search engines. The contract is for six months and the cost of the services is $60,000 of which $20,000 shall be in the form of 10,000 stock options having an exercise price equivalent to the closing price of the Company's common stock on March 1, 2000. The Company recorded a deferred compensation expense of $20,000 equal to the value of the options granted. The deferred compensation expense is being amortized over the term of the agreement. Consulting expense of $4,000 and $12,000 were recognized for the three and nine months , respectively, ended September 30, 2000.

         LETTER OF AGREEMENT

         On March 27, 2000, the Company entered into a letter of intent to grant specific geographic territories for legal advertising over the internet to a third party. A component of this agreement is to grant the third party 200,000 warrants to purchase the Company's stock at various prices, with the shares underlying these warrants being registered under the Securities Act 1933, as amended. The Company is to receive total fees of $500,000 from the third party; however, if the third party does not recover all of its investment within eighteen months, the Company shall have the right to purchase the territories back from the third party in the form of common shares. The third party paid $50,000 under the terms of the agreement, with the remaining balance to be paid on a schedule basis.

         The Company estimated the fair market value of the warrants granted to the entity using the Black-Sholes option-pricing model. The Company recognized a deferred cost of $797,847 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred cost would have been recognized against earned revenue, instead the unamortized balance, which was presented as a reduction of stockholders' equity, has been reversed since the agreement was terminated pursuant to a settlement in which the Company purchased the territories back from the third party and repaid third party's investment of $200,000 by issuing to third party 716,666 shares of restricted stock. No revenue has been recognized through September 30, 2000.

         TELEVISION CONTENT AGREEMENTS

         The Company has entered into agreements with several companies to provide text and video content for the company's television programming. The cost of these services is approximately $7,500 a month.

NOTE 7.  SUBSEQUENT EVENT

The Company entered into separate consulting agreements with two cosultants. The duties of each consultant consist of consulting in the areas of management advice and assistance with outside professionals such as accountants and attorneys. As compensation, the Company registered 1,000,000 shares in an S-8 filing, 500,000shares to be issued to each consultant. The original agreement between the parties included the right to options of the Company's common stock, this right has since been waived by the consultants. Therefore, the consultants will only receive a total of 500,000 shares each for all consulting services performed under this agreement.

As of September 30, 2000 the Company had received $850,000 in convertible short-term notes payable.

As of this filing $100,000 of the notes were converted to equity. Subsequent to September 30, 2000 the Company received an additional $148,324 from similar convertible short-term notes. All the remaining note holders have expressed an interest in converting.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial conditions for the three and nine months periods ended September 30, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as the Company's Prospectus filed on May 9, 2000 pursuant to Rule 424 on Form 424B3. Some of the information in this discussion and analysis contains forward-looking statements, which involve substantial risks and uncertainties. The statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they 1) discuss our expectations about the Company's future performance;
(2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed below, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

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

RESULTS OF OPERATIONS (IN THOUSANDS)
Three Months Ended September 30, 2000 and 1999

                                                                              2000              1999             Increase
                                                                                                                (decrease)
REVENUE
     Product sales                                                             243               511                (52%)
     Wireless cable:
           Costa Rica                                                          238               327                (27%)
           Wisconsin                                                            57               102                (44%)
     Corporate, Internet and TV                                                305               251                (22%)
                                                                            ------            ------             ------
           Total                                                               843             1,191                (29%)
                                                                            ------            ------

DIRECT COST
     Product sales                                                             375               467                (20%)
     Wireless cable:
           Costa Rica                                                           82                54                 52%
           Wisconsin                                                            18                16                 13%
     Corporate, Internet and TV                                                 --               220               (100%)
                                                                            ------            ------             ------
           Total                                                               475               757                (37%)
                                                                            ------            ------             ------

Operating Expenses
     Selling, general and administrative
       Product Sales                                                           238               260                 (8%)
       Costa Rica                                                              116               150                (23)
       Wisconsin                                                                60                83                (28%)
        Corporate, Internet and TV                                             660               787                (15)
                                                                            ------            ------             ------
           Sub total                                                         1,080             1,280                (16%)
                                                                            ------            ------

     Television, Website, Software Costs
     Television Operations                                                     709                --
     Internet Operations                                                       124                --
     Corporate, Internet and TV                                                 --                32               (100%)
                                                                            ------            ------
         Sub total                                                             833                32               2503%
                                                                            ------            ------

    Depreciation and Amortization
       Product sales                                                             4                13                (69%)
         Costa Rica                                                            119               135                (12%)
          Wisconsin                                                             35                51                (31%)
      Corporate, Internet and TV                                               134                90                 49%
                                                                            ------            ------             ------
         Sub total                                                             292               289                  1%
                                                                            ------            ------

         Total                                                               2,205             1,601                 38%
                                                                            ------            ------

Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                                                  7                --
     Accretion of debenture discount                                            --               (66)              (100%)
Other Interest Expense
     Product                                                                   (40)               --
     Corporate, Internet and TV                                                (69)             (121)               (43%)
                                                                            ------            ------             ------
              Total                                                            102               187                (45%)
                                                                            ------            ------

NET INCOME (LOSS)                                                             (414)             (229)                81%
     Product sales
     Wireless cable:
         Costa Rica
                                                                               (79)              (12)               558%
         Wisconsin                                                             (56)              (48)                17%
     Corporate, Internet and TV                                             (1,390)           (1,065)                31%
         Total                                                              (1,939)           (1,354)                43%

RESULTS OF OPERATIONS (IN THOUSANDS)
Nine Months Ended September 30, 2000 and 1999

                                                                              2000              1999             Increase
                                                                                                                (decrease)

REVENUE
     Product sales                                                            1,063             1,446               (26%)
     Wireless cable:
           Costa Rica                                                           828               975               (15%)
           Wisconsin                                                            180               252               (29%)
     Corporate, Internet and TV                                                 304               251                21%
                                                                             ------            ------            ------
           Total                                                              2,375             2,924               (19%)
                                                                             ------            ------            ------

DIRECT COST

     Product sales                                                            1,026             1,125                (9%)
     Wireless cable:
           Costa Rica                                                           192               145                32%
           Wisconsin                                                             57                56                 2%
                 Corporate                                                       44                --
     Corporate, Internet and TV                                                  --               221              (100%)
                                                                             ------            ------            ------
           Total                                                              1,319             1,547               (15%)
                                                                             ------            ------            ------

Operating Expenses
     Selling, general and administrative
       Product                                                                  567               762               (26%)
       Costa Rica                                                               435               466                (7%)
       Wisconsin                                                                158               210               (25%)
     Corporate, Internet and TV                                               3,352             1,727                94%
                                                                             ------            ------            ------
           Total                                                               4512             3,165                43%
                                                                             ------            ------            ------

Television, Website, Software Costs
     Television Operations                                                     2222                --
     Internet Operations                                                        664                --
     Corporate, Internet and TV                                                  16               359               (96%)
                                                                             ------            ------            ------
         Sub total                                                             2902               359               708%
                                                                             ------            ------            ------

Depreciation and Amortization
     Product sales                                                               14                37               (62%)
     Wireless cable:
         Costa Rica                                                             353               391               (10%)
         Wisconsin                                                              103               154               (33%)
     Corporate, Internet and TV                                                 369               261                41%
                                                                             ------            ------            ------
         Sub total                                                              839               843                 0%
                                                                             ------            ------            ------
         Total

Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                                                  44                --
     Accretion of debenture discount                                             --              (437)             (100%)
Other Interest Expense
     Product                                                                    (40)               --
     Corporate, Internet and TV                                                (329)             (327)                1%
                                                                             ------            ------            ------
              Total                                                            (325)              764              (143%)
                                                                             ------            ------            ------

NET INCOME (LOSS)
     Product sales                                                             (584)             (478)               22%
     Wireless cable:
         Costa Rica                                                            (152)              (27)              463%
         Wisconsin                                                             (138)             (168)              (18%)
     Corporate, Internet and TV                                              (6,648)           (3,081)              116%
                                                                             ------            ------            ------
         Total                                                               (7,522)           (3,754)              100%
                                                                             ------            ------            ------

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

         We had revenues of $843,000 during the third quarter of 2000 compared to $1,191,000 during the second quarter of 1999, a decrease of $348,000 or 29%. Product sales accounted for most of the decrease due to our limited availability of working capital for inventory purchases. Wireless cable television services accounted for a decrease of $134,000 due to a decrease in the subscriber base in both Costa Rica and Wisconsin. Total revenues were enhanced during this period by a $250,000 finder's fee under "Other revenues" further explained in Note 6 to the financial statements titled; OPERATING AGREEMENTS - Co-Marketing Agreement.


DIRECT COSTS

         Direct costs for the third quarter of 2000 decreased $282,000 to $475,000 from $757,000 in 1999, or a decrease of 37%. Approximately $92,000 of the decrease is related to the product sales division due to the corresponding decrease in product sales. The negative gross margin of approximately $133,000 from product sales resulted from liquidated inventory. Direct costs for the wireless cable operations increased $28,000 in Costa Rica due to our offering more channels to subscribers.

OPERATING EXPENSES

         Operating expenses during the third quarter of 2000 increased to $2,205,000 an increase of $604,000 or 38% compared to $1,601,000 during the third quarter of 1999. In this category are included selling, general and administrative expenses; television, website and software development costs; and depreciation and amortization.

         Selling, general and administrative expenses decreased by $200,000 or 16%. Most of this decrease was due to reductions in salary and related expenses and discontinued contracted services throughout the Company.

         We incurred approximately $833,000 of television, website and software development costs during the third quarter of 2000, compared to approximately $32,000 during the third quarter of 1999, a 2,503% increase. This increase is attributable to expenses incurred to launch our television channel , the addition of personnel in our television division, and expenses incurred to continue to develop our website, as well as the addition of the internet personnel.

         Depreciation and amortization costs for our corporate, television and internet division increased to $134,000 during the third quarter of 2000 compared to $90,000 during the third quarter of 1999, an increase of $44,000 or 49%. This increase was mostly due to the purchase of equipment for the television channel.

INTEREST EXPENSE

         Interest costs decreased to $109,000 during the third quarter of 2000 compared to $121,000 during the third quarter of 1999, a decrease of $12,000 or 10%. During the third quarter of 1999, we incurred interest expense of $65,000 related to debenture discount accretion associated with the issuance of convertible debentures in May and November of 1998. The debentures were converted at the end of 1999, and therefore, we did not incur such expense in 2000.

NET LOSS

         Net losses for the third quarter of 2000 increased to $1,938,000 compared to $1,354,000 in the third quarter of 1999, an increase of $584,000 or 43% due primarily to an increase of $1,237,000 in losses associated primarily with the development and operation of our Internet and television businesses.

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
REVENUES

         We had revenues of $2,375,000 during the nine months ended September 30, 2000 compared to $2,923,000 during the comparable period in 1999, a decrease of $548,000 or 19%. Product sales accounted for the majority of the decrease primarily because of approximately $331,000 for allowances for returns and guaranteed sales. The decrease in product sales for the nine months ended September 30, 2000 was approximately $383,000 or 26% compared to the same period in 1999.

         Wireless cable posted decreases in both Costa Rica and Wisconsin. The latter experienced a $72,000 decrease or 29% and Costa Rica had a decrease of approximately $147,000 or 15%. These decreases are mainly due to a decrease in the subscriber base in both Costa Rica and Wisconsin and an increase in the inflation rate of approximately 9% in Costa Rica.

DIRECT COSTS

         Direct costs for the nine months ended September 30, 2000 decreased $228,000 to $1,319,000 from $1,547,000 in 1999, a decrease of 15%.

OPERATING EXPENSES

         Operating expenses during the nine months ended September 30, 2000 increased to $8,253,000 an increase of $3,886,000 or 89% compared to $4,367,000 during the same period in 1999. In this category are included selling, general and administrative expenses; television, website and software development costs; and depreciation and amortization.

         Selling, general and administrative expenses increased by $1,347,000 or 43%. Approximately all of this increase was due to an increase in salary and related expenses and contracted services for all segments.

         We incurred approximately $2,902,000 of television, website and software development costs during the nine months ended September 30, 2000 compared to approximately $359,000 during the same period in 1999, a 708% increase. This is due to expenses of approximately $2,222,000 incurred to launch our television channel and the addition of personnel in our television division, and expenses of approximately $680,000 incurred to continue to develop our website, as well as the addition of the internet personnel.

         Depreciation and amortization costs for our corporate, television and internet division increased to $369,000 during the nine months ended September 30, 2000 compared to $261,000 during the same period in 1999, an increase of $108,000 or 41%. This increase was mostly due to the purchase of equipment for the television channel.

INTEREST EXPENSE

         Interest costs increased to $369,000 during the nine months ended September 30, 2000 compared to $327,000 during the same period in 1999, an increase of $42,000 or 13%. The increase is mainly due to new capital lease obligations and the company's factoring of its product accounts receivable.

NET LOSS

         Net loss for the nine months ended September 30, 2000 increased to $7,522,000 compared to $3,754,000 during the same period in 1999, an increase of $3,768,000 or 100% due primarily to an increase of $2,543,000 in losses associated primarily with the development and operation of our Internet and television businesses.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USE OF CASH - Nine Months Ended September 30, 2000

         To date we have funded our growth and operations through (i) the sale of our common stock, (ii) the sale of debentures, and (iii) loans, primarily from our President, Mr. Rosen.

         Net cash provided by financing activities was $2,038,000 for the period, this mostly consisted of sale of our common stock for a net cash proceeds of $151,000, a long-term loan of $250,000 short-term loans of $850,000, loans from related parties / President of $89,900 and the proceeds from the master facility of $1,288,000. Less approximately $73,000 of costs associated with the SB-2 registration and other reductions for repayments of approximately $591,000.

         Cash used in operating activities was $3,786,000 during this period, compared to $1,663,000 during the same period in 1999. The cash used during these periods was primarily attributable to net losses of $7,522,000 for the period and $3,754,000 for the same period in 1999.

         These losses were offset in part by depreciation and amortization of $839,000 and $842,000 for the comparable period in 2000 and 1999, respectively. We also had an increase in accounts payable and accrued liabilities of $2,055,000 during this period, compared to $846,000 during the same period in 1999.

         During this period, we spent approximately $1,095,000 including $468,000 under capital leases, in property and equipment, primarily for our television studio. For this period in 1999, we spent $594,000 in property and equipment.

WORKING CAPITAL DEFICIT AND MANAGEMENT PLAN

         The accompanying financial statements reflect current liabilities of $7,445,000 and current assets of $1,068,000 resulting in a working capital deficit of $6,377,000. Approximately $2,438,000 of the working capital deficit consists of amounts owed to Mr. Rosen. Operating losses for the period were $7,197,000. Operating deficits will continue until such time as substantial revenues are generated from our channel and website.

         The Company has been hindered in accomplishing some of its goals due to the fact that it did not receive anticipated capital infusions. As a continued option to further equity infusions and conversion of debt to shares , the Company has been receiving working capital in the quarter ending September 30, 2000 and up to the present from a variety of sources and methods and many of these same sources and methods of funding the Company will most likely continue for the balance of this fiscal year.

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

            Sources of funding have been and may continue to include the following:

      o  Sale of Company shares;
      o  Receipt of loans;
      o Factoring of receivables generated by the Company's wholesale-to-retail business;
      o Collection of other significant receivables generated by the sale of advertising, the provision of other services and the sale of shares of stock in other companies in which the Company holds equity positions;
      o  Capital contributions and loans from shareholders;
      o  The implementing cost-saving restructuring;
      o The expansion of product sales by both method and product lines (i.e. by telemarketing and direct response television;
      o  Loans from Company officers;
      o  Deferment of salaries by Company officers;
      o  Deferment of interest due to a major shareholder;
      o Increasing operating revenues (advertising, cable subscriptions and product sales);
      o  Sales of non-core business assets, and;
      o Sub-lease of studio and equipment during the time the studio is not used for Company productions.

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

         Since the beginning of the year, the Company completed building its leased, modern broadcast studio facilities, put together its production team and broadcast its Net Financial News television programming via satellite, cable TV, and terrestrial broadcast systems making Net Financial News available to millions of home.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended September 30, 2000, we issued 903,263 shares of our common stock to Fusion Capital in accordance with the Master Facility Agreement. These shares were issued pursuant to the exemption from registration provided by section 4 (2) of the Securities Act of 1933.

         ACCOUNTANTS' REVIEW

         The Company `s independent accountants have not reviewed this Form 10-QSB for the quarter period ended September 30, 2000.

ITEM 6. EXHIBITS

         (27.1) Financial Data Schedule (for Commission use only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            5TH AVENUE CHANNEL CORP.

Date:  November 14, 2000                       BY: /s/  MELVIN ROSEN
                                               ---------------------------------
                                               Melvin Rosen, President and
                                               Chief Executive Officer

                SIGNATURE                     TITLE                          DATE
                ---------                     -----                          ----
/s/ Melvin Rosen                       Chairman of the Board           November 14, 2000
-------------------------                  and President
Melvin Rosen                       (Principal Executive Officer)

/s/ Aurelio E. Alonso                 Chief Financial Officer          November 14, 2000
-------------------------
Aurelio E. Alonso                  (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT                DESCRIPTION

27.1              Financial Data Schedule