Form 10QSB/A
period 2000-09-30
5TH AVENUE CHANNEL CORP
filed 2000-11-30
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                (Amendment No. 1)


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

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION                                                               PAGE NO.

   ITEM 1.       Condensed Consolidated Financial Statements
                     Balance Sheets as of September 30, 2000 (Unaudited) and
                          December 31, 1999                                                        3
                     Unaudited Statements of Operations for the three
                           months ended September 30, 2000 and 1999.                               4
                     Unaudited Statements of Operations for the nine
                           months ended September 30, 2000 and 1999.                               5
                     Unaudited Statements of Cash Flows for the nine months
                            ended September 30, 2000 and 1999                                      6
                     Unaudited Notes to Condensed Consolidated  Financial
                           Statements                                                              7

   ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                        13

PART II      OTHER INFORMATION                                                                    22

   ITEM 2.       Changes in Securities                                                            22


   ITEM 5.       Other Information                                                                23

   ITEM 6.       Exhibits                                                                         24

SIGNATURES                                                                                        25

                            5TH AVENUE CHANNEL CORP.
                      Condensed Consolidated Balance Sheets

                                                                          September 30,   December 31,
                                                                              2000            1999
                                                                          ------------    ------------
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

The Company operates in various segments as follows:

      o     Product Sales ( New York )

      o     Wireless Cable television services:
            Costa Rica
            Wisconsin
      o     Corporate, Internet/Television ( Florida )

Information regarding the Company's geographic business units follows (in thousands):

                                                                                    OPERATING
                                                                                     INCOME
                                                                    REVENUES         (LOSS)        DEPRECIATION       AMORTIZATION
                                                                    --------         ------        ------------       ------------

Third Quarter 2000

Product sales                                                           243             (375)                4              --
Wireless cable:
     Costa Rica                                                         238              (79)               46               73
     Wisconsin                                                           57              (58)               28                7
Corporate, Internet and TV                                              305           (1,325)               75               59
                                                                     ------           ------            ------           ------
         Total                                                          843           (1,837)              153              139
                                                                     ------           ------            ------           ------

Third Quarter 1999

Product sales                                                           511             (230)               13              --
Wireless cable:
     Costa Rica                                                         327              (12)               62               73
     Wisconsin                                                          102              (48)               45                7
Corporate, Internet and TV                                              251             (877)               21               68
                                                                     ------           ------            ------           ------
         Total                                                        1,191           (1,167)              141              148
                                                                     ------           ------            ------           ------


Nine months ended September 30, 2000

Product sales                                                         1,063             (543)               14              --
Wireless cable:
     Costa Rica                                                         828             (980)              219              134
     Wisconsin                                                          179             (139)               83               20
Corporate, Internet and TV                                              305           (5,535)              106              263
                                                                     ------           ------            ------           ------
         Total                                                        2,375           (7,197)              422              417
                                                                     ------           ------            ------           ------

Nine months ended September 30, 1999

Product sales                                                         1,446             (478)               37              --
Wireless cable:
     Costa Rica                                                         974              (27)              172              219
     Wisconsin                                                          252             (169)              133               20
Corporate, Internet and TV                                              251           (2,316)               54              207
                                                                     ------           ------            ------           ------
         Total                                                        2,923           (2,990)              396              446
                                                                     ------           ------            ------           ------

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

NOTE 6. OPERATING AGREEMENTS

         AGREEMENT WITH TELEVISION BROADCASTING FACILITY


         On January 10, 2000, the Company entered into an agreement with a television broadcasting facility to lease space for its television studio and newsroom and utilizes the control room and uplink facilities of the studio. On March 1, 2000, this agreement was amended to also include technical equipment for producing the live television show and programming. This agreement was further amended effective November 6, 2000 reducing the monthly fees for these services to $50,000 from $92,000, maintaining a half hour uplink instead of eight hours and self staffing the control room. This agreement was for one year with a one-year renewal option. On November 15, the landlord pursued a lock-out action against the Company and its staff in breach of the agreement.



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


NOTE 7.  SUBSEQUENT EVENTS



         The Company entered into separate consulting agreements with two consultants. The duties of each consultant consist of consulting in the areas of management advice and assistance with outside professionals such as accountants and attorneys. As compensation, the Company registered 1,000,000 shares in an S-8 filing, 500,000 shares to be issued to each consultant. The original agreement between the parties included the right to options of the Company's common stock, this right has since been waived by the consultants. Therefore, the consultants will only receive a total of 500,000 shares each for all consulting services performed under this agreement.

         As of September 30, 2000, the Company had received $850,000 in convertible short-term notes payable. As of this filing $100,000 of the notes were converted to equity. Subsequent to September 30, 2000 the Company received an additional $148,324 from similar convertible short-term notes. All the remaining note holders have expressed an interest in converting.

         On November 22, 2000, the Chairman of the Board converted $1,500,000 of debt owed to him by the Company into 10,000,000 restricted shares of the Company's common stock.

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

RESULTS OF OPERATIONS (IN THOUSANDS)
Three Months Ended September 30, 2000 and 1999

                                                                              2000              1999             Increase
                                                                                                                (decrease)

REVENUE
     Product sales                                                             243               511                (52%)
     Wireless cable:
           Costa Rica                                                          238               327                (27%)
           Wisconsin                                                            57               102                (44%)
     Corporate, Internet and TV                                                305               251                 22%
                                                                            ------            ------             -------
           Total                                                               843             1,191                (29%)
                                                                            ------            ------             -------


DIRECT COST
     Product sales                                                             375               467                (20%)
     Wireless cable:
           Costa Rica                                                           82                54                 52%
           Wisconsin                                                            18                16                 13%
     Corporate, Internet and TV                                                 --               220               (100%)
                                                                            ------            ------             ------
           Total                                                               475               757                (37%)
                                                                            ------            ------             ------


Operating Expenses
     Selling, general and administrative
       Product Sales                                                           238               260                 (8%)
       Costa Rica                                                              116               150                (23%)
       Wisconsin                                                                60                83                (28%)
        Corporate, Internet and TV                                             660               787                (15%)
                                                                            ------            ------             -------
           Sub total                                                         1,080             1,280                (16%)
                                                                            ------            ------             -------


     Television, Website, Software Costs
     Television Operations                                                     709                --
     Internet Operations                                                       124                --
     Corporate, Internet and TV                                                 --                32               (100%)
                                                                            ------            ------             -------
         Sub total                                                             833                32               2503%
                                                                            ------            ------             -------

    Depreciation and Amortization
       Product sales                                                             4                13                (69%)
         Costa Rica                                                            119               135                (12%)
          Wisconsin                                                             35                51                (31%)
      Corporate, Internet and TV                                               134                90                 49%
                                                                            ------            ------             -------
         Sub total                                                             292               289                  1%
                                                                            ------            ------             -------

         Total                                                               2,205             1,601                 38%
                                                                            ------            ------             -------

Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                                                  7                --
     Accretion of debenture discount                                            --               (66)              (100%)
Other Interest Expense
     Product                                                                   (40)               --
     Corporate, Internet and TV                                                (69)             (121)               (43%)
                                                                            ------            ------             -------
              Total                                                            102               187                (45%)
                                                                            ------            ------             -------

NET INCOME (LOSS)                                                             (414)             (229)                81%
     Product sales
     Wireless cable:
         Costa Rica
                                                                               (79)              (12)               558%
         Wisconsin                                                             (56)              (48)                17%
     Corporate, Internet and TV                                             (1,390)           (1,065)                31%
                                                                            ------            ------             -------
         Total                                                              (1,939)           (1,354)                43%
                                                                            ------            ------             -------

RESULTS OF OPERATIONS (IN THOUSANDS)
Nine Months Ended September 30, 2000 and 1999

                                                                              2000              1999             Increase
                                                                                                                (decrease)

REVENUE
     Product sales                                                            1,063             1,446               (26%)
     Wireless cable:
           Costa Rica                                                           828               975               (15%)
           Wisconsin                                                            180               252               (29%)
     Corporate, Internet and TV                                                 304               251                21%
                                                                             ------            ------            ------
           Total                                                              2,375             2,924               (19%)
                                                                             ------            ------            ------

DIRECT COST

     Product sales                                                            1,026             1,125                (9%)
     Wireless cable:
           Costa Rica                                                           192               145                32%
           Wisconsin                                                             57                56                 2%
                 Corporate                                                       44                --
     Corporate, Internet and TV                                                  --               221              (100%)
                                                                             ------            ------            ------
           Total                                                              1,319             1,547               (15%)
                                                                             ------            ------            ------

Operating Expenses
     Selling, general and administrative
       Product                                                                  567               762               (26%)
       Costa Rica                                                               435               466                (7%)
       Wisconsin                                                                158               210               (25%)
     Corporate, Internet and TV                                               3,352             1,727                94%
                                                                             ------            ------            ------
           Total                                                               4512             3,165                43%
                                                                             ------            ------            ------

Television, Website, Software Costs
     Television Operations                                                     2222                --
     Internet Operations                                                        664                --
     Corporate, Internet and TV                                                  16               359               (96%)
                                                                             ------            ------            ------
         Sub total                                                             2902               359               708%
                                                                             ------            ------            ------

Depreciation and Amortization
     Product sales                                                               14                37               (62%)
     Wireless cable:
         Costa Rica                                                             353               391               (10%)
         Wisconsin                                                              103               154               (33%)
     Corporate, Internet and TV                                                 369               261                41%
                                                                             ------            ------            ------
         Sub total                                                              839               843                 0%
                                                                             ------            ------            ------
         Total

Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                                                  44                --
     Accretion of debenture discount                                             --              (437)             (100%)
Other Interest Expense
     Product                                                                    (40)               --
     Corporate, Internet and TV                                                (329)             (327)                1%
                                                                             ------            ------            ------
              Total                                                            (325)              764               (57%)
                                                                             ------            ------            ------

NET INCOME (LOSS)
     Product sales                                                             (584)             (478)               22%
     Wireless cable:
         Costa Rica                                                            (152)              (27)              463%
         Wisconsin                                                             (138)             (168)              (18%)
     Corporate, Internet and TV                                              (6,648)           (3,081)              116%
                                                                             ------            ------            ------
         Total                                                               (7,522)           (3,754)              100%
                                                                             ------            ------            ------

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES


         We had revenues of $843,000 during the third quarter of 2000 compared to $1,191,000 during the third quarter of 1999, a decrease of $348,000 or 29%. Product sales accounted for most of the decrease due to our limited availability of working capital for inventory purchases. Wireless cable television services accounted for a decrease of $134,000 due to a decrease in the subscriber base in both Costa Rica and Wisconsin. Total revenues were enhanced during this period by a $250,000 finder's fee under "Other revenues" further explained in Note 6 to the financial statements titled; OPERATING AGREEMENTS - Co-Marketing Agreement.



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

NET LOSS

         Net loss for the third quarter of 2000 increased to $1,938,000 compared to $1,354,000 in the third quarter of 1999, an increase of $584,000 or 43% due primarily to an increase of $1,237,000 in losses associated primarily with the development and operation of our Internet and television businesses.

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

         Net cash provided by financing activities was $2,038,000 for the period, this mostly consisted of sale of our common stock for a net cash proceeds of $151,000, a long-term loan of $250,000, short-term loans of $850,000, loans from related parties / President of $89,900 and the proceeds from the master facility of $1,288,000. Less approximately $73,000 of costs associated with the SB-2 registration and other reductions for repayments of approximately $591,000.

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

            The Company believes that its current financial resources will not be sufficient to fund its operations for the next 12 months. During that period, it will become necessary for the Company to raise additional funds to meet the expenditures required for operating its business. The Company currently has no firm plans or arrangements, except for the Costa Rica asset sale, for securing the needed additional capital, although it is actively pursuing various other options and opportunities. If additional funds are raised through the issuance of debt securities, these securities could have certain rights, preferences, and privileges senior to holders of Common Stock, and the terms of such debt could impose restrictions on the Company's operations. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders. Additional financing may not be available at all and, if available, such financing may not be obtainable on terms favorable to the Company. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned development and marketing efforts, which could seriously harm its business.

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

            Sources of funding have been and may continue to include the following:


      o  Sale of Company shares;
      o  Receipt of loans;
      o Factoring of receivables generated by the Company's wholesale-to-retail business;
      o Collection of other significant receivables generated by the sale of advertising, the provision of other services and the sale of shares of stock in other companies in which the Company holds equity positions;
      o  Capital contributions and loans from shareholders;
      o  The implementation of cost-saving restructuring;
      o The expansion of product sales by both method and product lines (i.e. by telemarketing and direct response television;
      o  Loans from Company officers;
      o  Deferment of salaries by Company officers;
      o  Deferment of interest due to a major shareholder;
      o Increasing operating revenues (advertising, cable subscriptions and product sales), and;
      o  Sales of non-core business assets.

             Relative to the sources of funding listed above, the developments subsequent to September 30, 2000 through this filing are as follows: New convertible short-term loans of approximately $148,000. A factored product sale to a national retailer of approximately $827,000, along with additional financing from the same factor for the full payment of the corresponding inventory. Negotiated restructuring and contract modifications related to the television studio and carriage agreements resulting in cost savings of approximately $50,000 per month. And, the sale of the Costa Rica wireless cable operation netting approximately $300,000 in cash.

         Besides the aforementioned developments which have an actual cash effect, the Board approved a conversion by our Chairman/CEO of approximately $1,500,000 of debt to equity. This will enhance the Company's ability to obtain financing and meet NASDAQ listing criterias.

         The Company believes that it has growth opportunities before it which require new or additional persons in senior management plus new directors for its board. The Company hopes to locate and hire a senior executive with a record of successfully developing and implementing strategies that have resulted in substantial revenue increases for companies with Internet and/or television businesses.


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


         On November 22, 2000 the Chairman of the Board converted $1,500,000 of debt owed to him by the Company into 10,000,000 restricted shares of the Company's common stock.

ITEM 5. OTHER INFORMATION

         The Company's Board of Directors passed a resolution approving the sale of all the assets it owns in Costa Rica effective November 15, 2000, except for the microwave equipment and frequencies, to a Costa Rican Buyer for an amount of $2,350,000. The purchase agreement calls for $300,000 in cash and $2,050,000 in cancellation of debt held by the Buyer. The Company has the right until November 15, 2001 to find a different buyer willing to pay an amount greater than $2,585,000 while the current Buyer has the right to match the offered price. If the Buyer chooses not to match the offered price, the Company shall pay at that closing the amount of $2,585,000 plus interest at 1% per month and reimbursement of all capital invested by Buyer in fixed assets during the Buyer's ownership period. Although the current closing will take place immediately upon the completion and execution of the documents presently being prepared, the Company is required to submit this sale to its shareholders for approval and ratification. In the event that the shareholders do not ratify the sale, the Company shall repay the Buyer for all consideration paid plus all capital investments it made by no later than June 1, 2000. As of this writing, the Company had received $125,000 of the cash portion called for in the agreement.

         On November 15, 2000, the Company's staff was prevented form entering the NFN (Net Financial News) program studio by a lockout action taken by the landlord. Accordingly, no program has aired since and most of the studio personnel have been laid-off. The Company is in the process of negotiating for another studio, safeguarding displaced assets and initiating a lawsuit against the landlord for damages caused by the business interruption.

            ACCOUNTANTS' REVIEW

         The Company's independent accountants have not reviewed this Form 10-QSB for the quarter period ended September 30, 2000.

ITEM 6. EXHIBITS

         (27.1) Financial Data Schedule (for Commission use only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            5TH AVENUE CHANNEL CORP.

Date:  November 30, 2000                       BY: /s/  MELVIN ROSEN
                                               ---------------------------------
                                               Melvin Rosen, President and
                                               Chief Executive Officer

                SIGNATURE                     TITLE                          DATE
                ---------                     -----                          ----
/s/ Melvin Rosen                       Chairman of the Board           November 30, 2000
-------------------------                  and President
Melvin Rosen                       (Principal Executive Officer)

/s/ Aurelio E. Alonso                 Chief Financial Officer          November 30, 2000
-------------------------
Aurelio E. Alonso                  (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT                DESCRIPTION

27.1              Financial Data Schedule