Form 10QSB/A
period 2000-09-30
5TH AVENUE CHANNEL CORP
filed 2001-04-09
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                (Amendment No. 2)


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


                                   FORM 10-QSB/A
                                (Amendment No. 2)


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
                                                                          ============    ============

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 Three Months Ended September 30, 2000 and 1999

                                                             2000            1999
                                                        ------------    ------------

Revenue:
   Product sales, net of allowances of $33,348          $    243,212    $    510,638
   Wireless cable  television services                       295,471         429,433
   Internet and Television                                    54,600         251,019
   Other revenues                                            250,000              --
                                                        ------------    ------------
                                                             843,283       1,191,090
                                                        ------------    ------------

Direct Costs:
   Product sales                                             375,546         467,445
   Wireless cable television services                         99,804          69,417
   Internet and television                                        --         220,136
                                                        ------------    ------------
                                                             475,350         756,998
                                                        ------------    ------------

Gross Margin                                                 367,933         434,092
                                                        ------------    ------------

Operating Expenses:
   Selling, general and administrative                     1,079,554       1,280,413
   Television, website and software development costs        833,592          31,330
   Depreciation and amortization                             291,513         289,245
                                                        ------------    ------------
                                                           2,204,659       1,600,988

Loss from Operations                                      (1,836,726)     (1,166,896)
                                                        ------------    ------------

Other Income (Expense):
   Interest income                                             7,491
   Interest expense                                         (109,221)       (121,398)
   Accretion of debenture discount                                --        ( 65,490)
                                                        ------------    ------------
                                                            (101,730)       (186,888)
                                                        ------------    ------------

Net Loss                                                ($ 1,938,456)   ($ 1,353,784)
                                                        ============    ============

Net Loss Per Common Share - Basic and Diluted           ($      0.14)   ($      0.14)
                                                        ============    ============


Weighted Average Number of Shares Outstanding             14,027,053       9,660,143
                                                        ============    ============

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999

                                                             2000            1999
                                                        ------------    ------------

Revenue:
   Product sales, net of allowances of $330,503         $  1,063,309    $ 1, 446,197
   Wireless cable television services                      1,007,046       1,226,144
   Internet and Television                                    54,600         250,745
   Other revenues                                            250,000              --
                                                        ------------    ------------
                                                           2,374,955       2,923,086
                                                        ------------    ------------
Direct Costs:
   Product sales                                           1,026,161       1,125,186
   Wireless cable television services                        292,851         201,418
   Internet and television                                        --         220,136
                                                        ------------    ------------
                                                           1,319,012       1,546,740
                                                        ------------    ------------

Gross Margin                                               1,055,943       1,376,346
                                                        ------------    ------------

Operating Expenses:
   Selling, general and administrative                     4,511,477       3,165,319
   Television, website and software development costs      2,902,373         359,040
   Depreciation and amortization                             838,764         842,186
                                                        ------------    ------------
                                                           8,252,613       4,366,545

Loss from Operations                                      (7,196,671)     (2,990,199)


Other Income (Expense)
   Interest income                                            43,666
   Interest expense                                         (368,642)       (327,101)
   Accretion of debenture discount                                --        (437,080)
                                                        ------------    ------------
                                                            (324,976)       (764,181)
                                                        ------------    ------------


Net Loss                                                  (7,521,647)   ($ 3,754,380)
                                                        ============    ============


Net Loss Per Common Share - Basic and Diluted           ($      0.58)   ($      0.39)
                                                        ============    ============
Weighted Average Number of Shares Outstanding             13,070,172       9,577,429
                                                        ============    ============


            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999

                                                                                               2000           1999
                                                                                           -----------    -----------

Cash Flows from Operating Activities:
     Net loss                                                                              ($7,521,647)   ($3,754,380)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                                                    838,764        842,186
              Accretion of debentures discount                                                                437,080
              Compensation in form of common stock and options issued to officers              524,997        101,861
                  and consultants
              Stock and warrants issued in lieu of interest                                    101,164
              Amortization of deferred marketing revenue                                       (40,000)      (250,000)
              Amortization of deferred marketing costs                                                        220,136
              Change in operating assets and liabilities:
                (Increase) in accounts receivable                                               (6,678)      (146,129)
                Decrease in inventory                                                          140,386         59,066
                Increase in prepaid expenses and other current assets                         (210,196)       (38,474)
                Increase in accrued payroll, President/Chairman of the Board                   187,500           --
                Increase in accounts payable and accrued liabilities                         2,054,947        846,018
                Increase in deferred revenue                                                   150,000         20,000
                                                                                           -----------    -----------


                Net cash used in operating activities                                       (3,780,762)    (1,662,636)

Cash Flows from Investing Activities:
     Purchase of property and equipment                                                     (1,094,933)      (594,260)
     Equipment purchased under capital Lease                                                   468,362
     Net cash received in IBC acquisition                                                                      40,381
     Decrease (increase) in other assets                                                       369,582         16,338
     Deferred TV program production costs                                                           --       (117,786)
                                                                                           -----------    -----------

                Net cash used in investing activities                                         (256,989)      (655,327)

Cash Flows from Financing Activities:
     Net proceeds from sales of common stock                                                   151,107        500,000
     Proceeds of loans from President/Chairman of the Board                                     50,000      1,804,484
     Repayment of loans from President/Chairman of the Board                                  (470,556)       (96,932)
     Repayment of long-term debt                                                              (120,441)        (6,086)
     Proceeds from long term loans                                                             250,000
     Proceeds from master facility                                                           1,288,000
     Proceeds from short term loans                                                            850,000
     Cost of registering common stock                                                                         (10,851)
     Net Change in loans to related party                                                       39,900           (979)
                                                                                           -----------    -----------

                Net cash provided by financing activities                                    2,038,010      2,189,636
                                                                                           -----------    -----------


Net (Decrease) Increase in Cash and Cash Equivalents                                        (1,999,741)       128,327
                                                                                           -----------    -----------


Cash and Cash Equivalents, Beginning                                                         2,024,143        256,209
                                                                                           -----------    -----------

Cash and Cash Equivalents, Ending                                                          $    24,402    $   127,882
                                                                                           ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                            5TH AVENUE CHANNEL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      Nine Months Ended September 30, 2000

NOTE 1.  BASIS OF PRESENTATION


         The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented, have been made.


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


NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information of the nine months ended September 30, 2000 and 1999:

                                                            2000         1999
                                                         ----------   ----------


Interest paid during the period                          $   31,767   $   16,442
Non-cash investing and financing activities:
     Shares issued for equity acquisition costs             780,000
     Shares received in exchange for shares                    *
     Shares issued in repayment of loan                     250,000
     Shares issued for services to be performed             198,400       71,400
     Warrants issued for services to be performed              *       1,321,414
     Shares to be received for services to be performed                1,500,000
     Conversion of debentures                                          2,366,000
     Stock issued for acquisition of IBC                               2,463,000
     Loan payable for acquisition of IBC, net                            450,000
     *Issuances and receipts of certain shares in 2000 were reversed due to nonperformance of agreements. See Note 7 under "Revenue Sharing" and "Letter of Agreement".

NOTE 3. GOING CONCERN UNCERTAINTIES

         The Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 4.  SEGMENT INFORMATION

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

NOTE 5.  MASTER FACILITY AGREEMENT

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

         Fusion Capital executed the first equity purchase agreement on May 5, 2000, and accordingly, the Company received the $500,000 prepayment. This date is referred to as the "closing date", The second equity purchase agreement will be executed after delivery of an irrevocable written notice by the Company to Fusion Capital stating that the Company elects to enter into such purchase agreement with Fusion Capital. The second equity purchase agreement may be entered into only after the principal amount under the first equity purchase agreement is fully converted into shares of the Company's common stock. The obligation of Fusion Capital to enter into both equity purchase agreements is subject only to customary closing conditions, all of which are outside the control of Fusion Capital.

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

         As of September 30, 2000, the Company had drawn $1,288,000 under the Agreement and Fusion had converted the amount into 2,038,387 shares, including 324,324, as the commitment fee. All the principal had been converted as of September 30, 2000 .

         As a result of a large decline in the market share price of the Company's stock since the signing of the Equity Purchase Agreement with Fusion Capital Fund II, LLC on May 4, 2000, the following results have occurred. In exchange for the receipt of $1,288,000 of funding, the Company issued Fusion Capital 1,824,324 registered shares and 214,063 unregistered shares . It is unlikely that the Company could receive the full $12,000,000 committed to the Company without registering more shares. Even if more shares were registered, the conversion of shares at low share prices is not very attractive to the Company.

NOTE 6. STOCK SUBSCRIPTION AGREEMENT

         On March 27, 2000, the Company entered into a subscription agreement for the sale of 500,000 shares of its common stock at a price of $4.00 per share. Under the agreement, the subscriber purchased 37,500 shares for $150,000 in March 2000. The subscriber is required to purchase an additional $150,000 in common stock ten days after the effectiveness of the Company's registration statement, and each week for four weeks. At the fifth week thereafter, the subscriber is required to purchase its final $100,000 in common stock, resulting in an aggregate investment of $1,000,000 for 250,000 shares. The right to sell the additional 250,000 shares to the subscriber is at the option of the Company. The Company agreed to include all of the 500,000 shares in the SB-2 registration statement filed by the Company on May 4, 2000.


         During this quarter, a contractual dispute between the Company and subscriber was settled by amending the agreement. This agreement was deemed to be fully performed by the issuance of 662,500 registered shares for $272,500, of which $22,500 was for the repayment of a loan and accrued interest.


NOTE 7. OPERATING AGREEMENTS


         AGREEMENT WITH TELEVISION BROADCASTING FACILITY

         On January 10, 2000, the Company entered into an agreement with a television broadcasting facility to lease space for its television studio and newsroom and utilizes the control room and uplink facilities of the studio. On March 1, 2000, this agreement was amended to also include technical equipment for producing the live television show and programming. This agreement was further amended effective November 6, 2000 reducing the monthly fees for these services to $50,000 from $92,000, maintaining a half hour uplink instead of eight hours and self staffing the control room. This agreement was for one year with a one-year renewal option. On November 15, the landlord pursued a lockout action against the Company and its staff in breach of the agreement.

         CARRIAGE AGREEMENTS


         On March 2, 2000, the Company entered into an agreement with America's Voice, Inc. for the insertion and distribution of its television programming into America's voice network distribution. The agreement granted to the Company two hours per weekday commencing on March 6, 2000 and was to expand to twelve hours per day on April 16, 2000.

         On March 23, 2000, the Company entered into an agreement with Comcast Cable Communication, Inc. ("Comcast") for cable casting of its television programming over certain channels complimentary to America's Voice. This agreement superceded a previous agreement dated September 22, 1999 between the Company and Comcast. The agreement also provided for promotional spots on the Comcast system on other channels appropriate for the promotion of the Company's financial programming. The monthly fee to the Company was $5,000.

         On November 3, 2000, the Company entered into an agreement with ALLNEWSCO, Inc. d/b/a NewsChannel8 to provide the carriage for its television programming in portions of the states of Maryland, Virginia, West Virginia and the District of Columbia and over the Internet at their web site NEWS8.NET. As of the effective date of this agreement, ALLNEWSCO had approximately 1.12 million viewers and the Company had ceased carrying its program with America's Voice and Comcast.

         The cost to the Company was a 50/50 inventory split on available television advertising spots and a link exchange between the Company's web site and that of ALLNEWSCO, Inc.

         As of this writing, the Company is no longer providing carriage for its television programming with America's Voice, Inc., Comcast Cable Communication, Inc or ALLNEWSCO, Inc. nor does it air a live daily program.

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


         The Company estimated the fair market value of the options granted to the entity using the Black-Sholes option-pricing model. During the quarter ended March 31, 2000, the Company recognized a deferred expense of $439,100 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred expense was being amortized over the period in which the options would have been delivered and the unamortized balance was presented as a reduction of stockholder's equity. In this quarter the aforementioned treatment has been reversed to reflect the nonperformance status of this transaction by eliminating the deferred expense and reducing additional paid-in capital.


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

         The Company estimated the fair market value of the warrants granted to the entity using the Black-Sholes option-pricing model. The Company recognized a deferred cost of $797,847 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred cost would have been recognized against earned revenue, instead the unamortized balance, which was presented as a reduction of stockholders' equity, has been reversed since the agreement was terminated pursuant to a settlement in which the Company purchased the territories back from the third party and repaid third party's investment of $200,000 by issuing to the third party 716,666 shares of restricted stock. No revenue has been recognized through September 30, 2000.

         TELEVISION CONTENT AGREEMENTS

         The Company has entered into agreements with several companies to provide text and video content for the company's television programming. The cost of these services is approximately $7,500 a month.



NOTE 8.  SUBSEQUENT EVENTS

         On September 14, 2000, the Company entered into separate consulting agreements with two consultants. The duties of each consultant consist of consulting in the areas of management advice and assistance with outside professionals such as accountants and attorneys. As compensation, the Company registered 1,000,000 shares in an October 20, 2000 S-8 filing, 500,000 shares to be issued to each consultant. The original agreement between the parties included the right to options of the Company's common stock, this right has since been waived by the consultants. Therefore, the consultants will only receive a total of 500,000 shares each for all consulting services performed under this agreement.

         As of September 30, 2000, the Company had received $850,000 in convertible short-term notes payable. As of this filing, $100,000 of the notes were converted to equity. Subsequent to September 30, 2000 the Company received an additional $190,000 from similar convertible short-term notes. All the remaining note holders have expressed an interest in converting.





         On November 6, 2000, the Company's Board of Directors passed a resolution approving the sale of all the assets it owns in Costa Rica, except for the microwave equipment and frequencies, to an individual that serves in the capacity of management ("Related Party Buyer") for the Costa Rican operations for an amount of $2,350,000. The purchase agreement calls for $300,000 in cash and $2,050,000 in cancellation of debt held by the Related Party Buyer, formerly due to the Company's President. The Company has the right until November 15, 2001 to find a different buyer willing to pay an amount greater than $2,585,000 while the current Related Party Buyer has the right to match any offered price. If the Related Party Buyer chooses not to match the offered price, the Company shall pay at that closing the amount of $2,585,000 plus interest at 1% per month and reimbursement of all capital invested in fixed assets during the Related Party Buyer's ownership period. Although the current closing will take place immediately upon the completion and execution of the documents presently being prepared, the Company is required to submit this sale to its shareholders for approval and ratification. In the event that the shareholders do not ratify the sale, the Company shall repay the Related Party Buyer for all consideration paid plus all capital investments made by no later than June 1, 2001.

         On April 1, 2001, the Company acquired Go2America, LLC (G2A), a regional Internet Service Provider servicing eleven cities with nine Points of Presence in central and north central Wisconsin. The Company issued 1,850,000 shares of its common stock valued at approximately $463,000 plus a tax indemnification, if any, for which the Company is obligated to deposit $200,000 in escrow and assumed capital lease obligations of about $300,000, for 100% of Go2America, LLC and all of its assets which are approximately $800,000 in equipment and 11,000 subscribers estimated to generate $2,000,000 in annual gross revenue. In compliance with the Purchase and Contribution Agreement, the Company will contribute the aforementioned assets into an 80% owned subsidiary with the remaining 20% minority interest owned by the former management/partners of G2A. This subsidiary will integrate our existing Wisconsin wireless cable operations with its high-speed broadband wireless internet access. The new management team will be comprised of both companies with the lead being assumed by G2A's former top executives.

         Additionally, on March 14, 2001, the Company acquired WEBN-TV Educational Broadcasting Network, Inc. (WEBN-TV) a sales office in Boca Raton, Florida for 25,000 shares of the Company's common stock, approximately $20,000 in assumed liabilities, $5,000 in cash and 25,000 performance shares to management/former owners in the event that certain goals are met by the first anniversary. WEBN-TV has less than $50,000 total assets and estimated annual revenues of approximately $1,000,000.

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

RESULTS OF OPERATIONS (IN THOUSANDS)
Three Months Ended September 30, 2000 and 1999

                                                                                                   Increase
                                                               2000              1999             (decrease)
                                                              ------            ------             -------
REVENUE
     Product sales                                               243               511                (52%)
     Wireless cable:
           Costa Rica                                            238               327                (27%)
           Wisconsin                                              57               102                (44%)
     Corporate, Internet and TV                                  305               251                 22%
                                                              ------            ------             -------
           Total                                                 843             1,191                (29%)
                                                              ------            ------             -------

DIRECT COST
     Product sales                                               375               467                (20%)
     Wireless cable:
           Costa Rica                                             82                54                 52%
           Wisconsin                                              18                16                 13%
     Corporate, Internet and TV                                   --               220               (100%)
                                                              ------            ------             ------
           Total                                                 475               757                (37%)
                                                              ------            ------             ------

Operating Expenses
     Selling, general and administrative
       Product Sales                                             238               260                 (8%)
       Costa Rica                                                116               150                (23%)
       Wisconsin                                                  60                83                (28%)
        Corporate, Internet and TV                               660               787                (15%)
                                                              ------            ------             -------
           Sub total                                           1,080             1,280                (16%)
                                                              ------            ------             -------

     Television, Website, Software Costs
     Television Operations                                       709                --
     Internet Operations                                         124                --
     Corporate, Internet and TV                                   --                32               (100%)
                                                              ------            ------             -------
         Sub total                                               833                32               2503%
                                                              ------            ------             -------

    Depreciation and Amortization
       Product sales                                               4                13                (69%)
         Costa Rica                                              119               135                (12%)
          Wisconsin                                               35                51                (31%)
      Corporate, Internet and TV                                 134                90                 49%
                                                              ------            ------             -------
         Sub total                                               292               289                  1%
                                                              ------            ------             -------

         Total                                                 2,205             1,601                 38%
                                                              ------            ------             -------
Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                                    7                --
     Accretion of debenture discount                              --               (66)              (100%)
Other Interest Expense
     Product                                                     (40)               --
     Corporate, Internet and TV                                  (69)             (121)               (43%)
                                                              ------            ------             -------
              Total                                              102               187                (45%)
                                                              ------            ------             -------

NET INCOME (LOSS)                                               (414)             (229)                81%
     Product sales
     Wireless cable:
         Costa Rica
                                                                 (79)              (12)               558%
         Wisconsin                                               (56)              (48)                17%
     Corporate, Internet and TV                               (1,390)           (1,065)                31%
                                                              ------            ------             -------
         Total                                                (1,939)           (1,354)                43%
                                                              ------            ------             -------

RESULTS OF OPERATIONS (IN THOUSANDS)
Nine Months Ended September 30, 2000 and 1999

                                                                                        Increase
                                                     2000              1999            (decrease)
                                                    ------            ------            --------
REVENUE
     Product sales                                   1,063             1,446               (26%)
     Wireless cable:
           Costa Rica                                  828               975               (15%)
           Wisconsin                                   180               252               (29%)
     Corporate, Internet and TV                        304               251                21%
                                                    ------            ------            ------
           Total                                     2,375             2,924               (19%)
                                                    ------            ------            ------

DIRECT COST

     Product sales                                   1,026             1,125                (9%)
     Wireless cable:
           Costa Rica                                  192               145                32%
           Wisconsin                                    57                56                 2%
                 Corporate                              44                --
     Corporate, Internet and TV                         --               221              (100%)
                                                    ------            ------            ------
           Total                                     1,319             1,547               (15%)
                                                    ------            ------            ------

Operating Expenses
     Selling, general and administrative
       Product                                         567               762               (26%)
       Costa Rica                                      435               466                (7%)
       Wisconsin                                       158               210               (25%)
     Corporate, Internet and TV                      3,352             1,727                94%
                                                    ------            ------            ------
           Total                                      4512             3,165                43%
                                                    ------            ------            ------

Television, Website, Software Costs
     Television Operations                            2222                --
     Internet Operations                               664                --
     Corporate, Internet and TV                         16               359               (96%)
                                                    ------            ------            ------
         Sub total                                    2902               359               708%
                                                    ------            ------            ------


Depreciation and Amortization
     Product sales                                      14                37               (62%)
     Wireless cable:
         Costa Rica                                    353               391               (10%)
         Wisconsin                                     103               154               (33%)
     Corporate, Internet and TV                        369               261                41%
                                                    ------            ------            ------
         Sub total                                     839               843                 0%
                                                    ------            ------            ------
         Total                                       8,253             4,366               (89%)
                                                    ------            ------            ------

Interest Income (Expense)
Interest Income
     Corporate, Internet and TV                         44                --
     Accretion of debenture discount                    --              (437)             (100%)
Other Interest Expense
     Product                                           (40)               --
     Corporate, Internet and TV                       (329)             (327)                1%
                                                    ------            ------            ------
              Total                                   (325)             (764)              (57%)
                                                    ------            ------            ------


NET INCOME (LOSS)
     Product sales                                    (584)             (478)               22%
     Wireless cable:
         Costa Rica                                   (152)              (27)              463%
         Wisconsin                                    (138)             (168)              (18%)
     Corporate, Internet and TV                     (6,648)           (3,081)              116%
                                                    ------            ------            ------
         Total                                      (7,522)           (3,754)              100%
                                                    ------            ------            ------

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


         Net cash provided by financing activities was $2,038,000 for the period, this mostly consisted of the sale of our common stock for a net cash proceeds of $151,000, a long-term loan of $250,000, short-term loans of $850,000, loans from related parties / President of $89,900 and the proceeds from the master facility of $1,288,000 less approximately $73,000 of costs associated with the SB-2 registration and other reductions for repayments of approximately $591,000.


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

            Sources of funding have been and may continue to include the following:

      o  Sale of Company shares;
      o  Receipt of loans;
      o Factoring of receivables generated by the Company's wholesale-to-retail business;
      o Collection of other significant receivables generated by the sale of advertising, the provision of other services and the sale of shares of stock in other companies in whi7ch the Company holds equity positions;
      o  Capital contributions and loans from shareholders;
      o  The implementation of cost-saving restructuring;
      o The expansion of product sales by both method and product lines (i.e. by telemarketing and direct response television;
      o  Loans from Company officers;
      o  Deferment of salaries by Company officers;
      o  Deferment of interest due to a major shareholder;
      o Increasing operating revenues (advertising, cable subscriptions and product sales), and;
      o  Sales of non-core business assets.

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

ITEM 5. OTHER INFORMATION


         On November 6, 2000, the Company's Board of Directors passed a resolution approving the sale of all the assets it owns in Costa Rica, except for the microwave equipment and frequencies, to an individual that serves in the capacity of management ("Related Party Buyer") for the Costa Rican operations for an amount of $2,350,000. The purchase agreement calls for $300,000 in cash and $2,050,000 in cancellation of debt held by the Related Party Buyer, formerly due to the Company's President. The Company has the right until November 15, 2001 to find a different buyer willing to pay an amount greater than $2,585,000 while the current Related Party Buyer has the right to match any offered price. If the Related Party Buyer chooses not to match the offered price, the Company shall pay at that closing the amount of $2,585,000 plus interest at 1% per month and reimbursement of all capital invested in fixed assets during the Related Party Buyer's ownership period. Although the current closing will take place immediately upon the completion and execution of the documents presently being prepared, the Company is required to submit this sale to its shareholders for approval and ratification. In the event that the shareholders do not ratify the sale, the Company shall repay the Related Party Buyer for all consideration paid plus all capital investments made by no later than June 1, 2001.

ITEM 6.        EXHIBITS

Exhibit 27     Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            5TH AVENUE CHANNEL CORP.


Date:  April 6, 2001                           BY: /s/  MELVIN ROSEN
                                               ---------------------------------
                                               Melvin Rosen, President and
                                               Chief Executive Officer


                Signature                Title                          Date
                ---------                -----                          ----


/s/ Melvin Rosen                  Chairman of the Board           April 6, 2001
-------------------------             and President
Melvin Rosen                  (Principal Executive Officer)

/s/ Aurelio E. Alonso            Chief Financial Officer          April 6, 2001
-------------------------     (Principal Financial Officer)
Aurelio E. Alonso