Form 10KSB
period 2000-12-31
5TH AVENUE CHANNEL CORP
filed 2001-06-19
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
         _______________.

                          Commission File No. 000-25896

                    5th Avenue Channel Corp. and Subsidiaries
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                               59-3175814
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        3957 N.E. 163RD STREET
      NORTH MIAMI BEACH, FLORIDA                                         33160
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)

                                 (305) 947-3010
                           ---------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the reported transition period: $_________________

     As of May 20, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,216,065, based on the average of the closing bid and asked prices on the closest trading day prior to that date of $0.29. As of that date, there were 30,547,821 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format. YES [ ]   NO [X]

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES
                                   FORM 10-KSB

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.................................................   3

PART I

ITEM 1.  DESCRIPTION OF BUSINESS...........................................   4

ITEM 2.  DESCRIPTION OF PROPERTY...........................................  11

ITEM 3.  LEGAL PROCEEDINGS.................................................  12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  12

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..........  12

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  14

ITEM 7.  FINANCIAL STATEMENTS..............................................  18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE..........................................  18

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................  19

ITEM 10. EXECUTIVE COMPENSATION............................................  21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  25

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  26

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................  27

     As used in this 10-KSB, the terms "we," "us," "our," "the Company," and "5th Avenue" mean 5th Avenue Channel Corp. and Subsidiaries. (unless context indicates a different meaning) and the term "common stock" means 5th Avenue Channel Corp. and Subsidiaries's common stock, $.001 par value per share.

                                      -i-

                           FORWARD-LOOKING STATEMENTS

     5th Avenue Channel Corp. and Subsidiaries cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this report or that are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "except," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. 5th Avenue is also subject to risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in system development, ability to gain market acceptance and market share, ability to manage growth, Internet security risks and dependence on third party content providers and dependence on our key personnel.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     We were organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. On February 14, 1994, we changed our name to Tel-Com Wireless Cable TV Corporation and on March 8, 1999, we changed our name to 5th Avenue Channel Corp. and Subsidiaries. Our principal executive offices are located at 3957 N.E. 163rd Street, North Miami Beach, Florida 33160, and our telephone number is (305) 947-3010. Our website is located at www.netvideonetworks.com and www.5ac.com.

     Formerly, we created and aggregated television and video content in niche categories and made this content available on television and websites. We licensed this content to other websites and television channels.

     We continue to operate a wireless cable television system in Wisconsin and have licenses for microwave frequencies in Costa Rica. We sell products to mass-market retailers across the country through our subsidiary, 5th Avenue Retail, Inc., our business-to-business sales division. Our television and Internet production division, NetVideo Networks, currently produces programming for national cable television and Internet distribution. NetVideo Networks has changed its focus from advertiser supported daily, live financial news programming to contracted production services and sponsored programming in the categories of business, health, medicine, and travel. This programming is produced for both live and tape delay national distribution. This shift has dramatically cut costs by eliminating the need for large third-party studios, satellite up linking, news and wire services and greatly reducing the number of full-time production personnel.

     On April 1, 2001 the Company acquired Go2America, LLC (G2A), a regional Internet Service Provider servicing eleven cities with nine Points of Presence in central and north central Wisconsin. The Company issued 1,850,000 shares of its common stock valued at approximately $463,000 plus a tax indemnification, if any, for which the Company is obligated to deposit $200,000 in escrow and assumed capital lease obligations of about $300,000, for 100% of Go2America, LLC and all of its assets which are approximately $800,000 in equipment and 11,000 subscribers estimated to generate $2,000,000 in annual gross revenue. In compliance with the Purchase and Contribution Agreement, the Company will contribute the aforementioned assets into an 80% owned subsidiary with the remaining 20% minority interest owned by the former management/partners of G2A. This subsidiary will integrate the existing Wisconsin wireless cable operations with its high-speed broadband wireless Internet access. The new management team will be comprised of employees of both companies with the lead being assumed by G2A's former top executives.

     On March 14, 2001, the Company acquired WEBN-TV Educational Broadcasting Network, Inc. (WEBN-TV), a sales office in Boca Raton, Florida for 25,000 shares of the Company's common stock, approximately $20,000 in assumed liabilities, $5,000 in cash and 25,000 performance shares to management/former owners in the event that certain goals are met by the first anniversary. WEBN-TV has less than $50,000 total assets and estimated annual revenues of approximately $1,000,000.

TELEVISION PRODUCTION DIVISION

     PROGRAMMING

     Our primary effort and use of resources in 2000 was the production of "Net Financial News," daily, live, financial news programming about the stock market, and personal financial tools. The program and its companion website featured interviews with analysts and financial advisors and others about financial markets and investing. The interviews were obtained live in the NFN studio, and through placement of cameras in the offices of the financial and business contributors. These interviews consist of 2-5 minute video clips providing information on stocks, IPO's, personal finance, sector and trend analysis, Many of these interviews are now archived, and searchable on-demand on our website, www.5thavenuechannel.com. Net Financial News was broadcast via satellite and cable TV systems reaching millions of television viewers. This configuration of our television production business, which was focused on earning advertising revenue, ceased in November, 2000 and transitioned into television production and distribution business with revenue earned from production, sponsorship and distribution fees.

     In March 2001, we acquired WEBN for this division to expand it revenue and profitability by increasing its production slate of sponsored programming. The acquisition includes a team of producers, sales representatives, a pipeline of projects, and expertise in national Cable television distribution of paid programming. WEBN was renamed EBN for the Educational Broadcasting Network, and given a new corporate identity.

     Our new programming slate includes the following national cable television sponsored programs: "Stock Talk Central", a series of programs about public companies, their officers and their business. The addition of EBN has brought us additional programs: "Business Today," a business news magazine show, which applies our news production expertise from NetFinancial News; "Portrait of America," a travel program about domestic attractions and destinations, hosted by former Miss America Shawntel Smith, and "Inside Health," an ongoing series about new breakthroughs in health care of interest to health care professionals, patients, and their families.

     The production division maintains a staff of producers, writers, editors, digital video technicians, graphic designers and the equipment in its studio and production facilities to produce its programs in-house and cost-effectively.

INTERNET

     Our Internet division continues to maintain our site, which is accessible at www.5thavenuechannel.com. The website continues to offer direct access to our archived television programming. We offer live streaming as part of our production package thereby increasing value to our clients while cost-effectively using our Internet streaming video experience. Formerly, our Internet services were partially paid for by agreements with several advertisers and providers of various services, including KeyTrade Online for online brokerage services; Taxes4Less.com for online tax preparation; and MonsterDaata.com for low cost transaction and real estate information services. We exhibited our ability at live video streaming and archiving when we acted as the video streaming provider at Streaming Media East convention in New York.

     In April 2001 we acquired Go2America, LLC. an ISP (Internet service provider) with more than 10,000 dial-up subscribers in Wisconsin. Go2America as a provider of web-hosting, design and other Internet services will take on the Internet services that our company previously outsourced such as web hosting and streaming hosting services, further reducing Internet staff, and minimizing the outsourcing costs. We have transferred capital equipment to this division where it can be more efficiently operated.

RETAIL DIVISION

     In early 1999, we acquired the assets of International Broadcast Consultants of America, Inc. ("IBC") including the rights to distribute a variety of products through retail, television and other channels of distribution. Our wholly owned subsidiary, 5th Avenue Retail, Inc., is structured to manage and expand the marketing, sale and distribution of proprietary consumer products. This subsidiary manages the sale of products to the home shopping networks, retail store chains and wholesale distributors. We anticipate expanding into Internet and international sales.

     Our exclusive distribution agreement with Signature Products, Inc. has allowed us to distribute the teen cosmetic line known as Body Jewels throughout the nation. The first product was launched on September 1, 1999. We are supplying the Body Jewels products to mass-market retailers in the United States, including Wal-Mart, Target, Walgreen's, CVS, Longs, Albertson's and Meijers. We also sell a proprietary product called EZ-Fill, a permanent gas cap that does not have to be removed in order to pump gas.

     Our in-house studio provides the necessary equipment for outbound and inbound telemarketing which will be used by our and personnel to receive orders and/or solicit customers and subscribers as well as aid in the search for new products for retail distribution. Our studio also provides the ability to produce commercials, infomercials and taping home-shopping shows.

     We look forward to expanding already existing sales to major retailers such as Wal-Mart, Target, and CVS, home and Internet shopping, direct to consumer sales, and inbound and outbound telemarketing. We have rights to distribute and market several proprietary patented devices as abovementioned, such as Body Jewels, E-Z Fill gas cap, and others. This division is focused on increasing consumer sales in the upcoming year by exposing new and existing retail products to a larger consumer base.

WIRELESS CABLE AND INTERNET SUBSIDIARY

     We are the developer, owner and operator of a wireless cable television system in LaCrosse, Wisconsin and have licenses for certain microwave frequencies in Costa Rica. We have recently acquired Go2America, LLC. an Internet service provider in Wisconsin. We will focus on building G2A's current customer base and deploying new broadband technologies. We intend to integrate all of our wireless assets into a new subsidiary including our LaCrosse operation, the Costa Rica frequencies and our provisionally patented wireless VIPER technology for Video to Internet Protocol Encoding in Real-time. This combination expands our base of subscribers to more than 11,000 and the ability to provide ISP and cable television services. We are looking forward to the growth opportunities created by the ability to offer broadband wireless services such as Video on Demand, High Speed Internet access, Private Data Networks and Wireless Telephony using our microwave frequencies once governmental and regulatory permissions are obtained and the correct technology and equipment is secured.

     LACROSSE, WISCONSIN. We operate a wireless cable television system in LaCrosse, Wisconsin. Our business began on August 24, 1993, when we entered into an agreement with Grand Alliance LaCrosse (F) Partnership and Home/Systems Joint Venture, which ultimately provided for the lease and purchase of the LaCrosse System. Wireless cable television is provided to subscribers by transmitting designated frequencies over the air to a small receiving antenna at each subscriber's location. We provide television and related cable services for multiple dwelling units, commercial locations and single-family residences.

     We began transmitting programming in LaCrosse in December 1994 and presently have approximately 750 subscribers compared to 964 in 1999 in LaCrosse. There are approximately 70,000 households within the LaCrosse system's 25-mile signal pattern. We currently offer 22 channels in LaCrosse, consisting of 17 wireless cable channels and 5 local off-air (VHF/UHF) broadcast channels.

     We own transmitters, encoding equipment, antenna, cables, cable decoder boxes, satellite dishes, beam benders, computer hardware and software that is utilized in this business and located in LaCrosse.

     On March 28, 1996, the Federal Communications Commission (FCC) completed its auction of authorizations to provide single channel and Multi-Channel Multi-Point Distribution Service (MDS) in 493 Basic Trading Areas. The Company won bids in three markets: Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marchfield-Wisconsin Rapids, WI. The Company's total bid for these three markets was $3,046,212. The Company made the full 10% down payment of $304,622 for all three markets but only made the second 10% down payment of $118,946 on the two Wisconsin markets, as the Company decided to default on the Hickory, NC license.

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

     The Company has accrued, but has not paid, the required interest payment of $115,620, which was due on October 31, 1998, or the payment of $21,702, which was due on January 31, 1999. In April 1999, the Company tendered the first interest-only installment payment, with the conditional endorsement that these payments were to be applied to the Wisconsin licenses and not held to make good the Hickory default.

     The installment checks were returned because of the conditional endorsement. The waiver request was resubmitted by the Company on May 14, 1999 and the Company is now awaiting action by the FCC. In effect, on the due date for the first installment payments, the Company petitioned the Commission for a waiver of the provision of the auction rules under which any amount may be due for the Company's default in Hickory, North Carolina, would be taken out of the payments made for Wausau and Stevens Point, thus causing those licenses to go into default as well. The Commission has not yet ruled on the Company's petition. When a ruling is made, the notes will have to be brought current. At December 31, 2000, the Company has accrued but has not paid a total of $302,405 of interest charged by the FCC on the two notes. The total obligations have been presented as long-term debt in the accompanying consolidated financial statements based upon the opinion of special counsel that under the circumstances these obligations are not considered to be in technical default.

     COSTA RICA. In February 1996, we acquired a wireless cable television business in Costa Rica and certain rights to UHF frequencies (Channels 56, 58 and 60), "super band" frequencies (Channels 35, 37 and 39) and 75 MHz of microwave frequency bandwidth between 2.300GHz and 2.425 GHz.

     The Costa Rica wireless cable television business was sold to U.O.L. de Costa Rica, S.A. for $2,350,000 in November 2000. We retained the license rights to the microwave frequencies as well as the right until November 15, 2001 to find a different buyer for that business. If we find another buyer, the original buyer must be reimbursed with interest for any monies expended in the purchase transaction and any capital improvements made to the operations during this year period. This change is consistent with the more concise focus of our business. The Costa Rica microwave frequencies will be transferred to Go2America Networks, Inc., which will also house the assets recently acquired in the Go2America, LLC. transaction described above.

     The wireless cable and Internet division is moving towards a broader concept that takes advantage of the international deployment of broadband delivery technologies and the convergence of cable television and the Internet.

MARKETING

     PRODUCTION

     We have approximately 10 sales team professionals that market our sponsored and contract television production services and programming.

     RETAIL

     We use a variety of methods to promote product sales such as attending trade shows, television advertising, display stands in stores, attractive packaging, samples, brochures and utilizing a business-to-business sales force. In addition, we will market selected retail items on our new home shopping channel and produce our own commercials for our products.

     In certain cases we sell product direct to consumers using television commercials of both traditional 30 second and 1-minute length, and long form infomercials. We produce most of these commercials in-house.

     On December 1st, 2000,the company entered into a Marketing Agreement, with Seabird Limited, ("Seabird") a marketing and tourism company, that grants the non-exclusive right to market our retail products, advertising, television and internet production services, and programming throughout the European market. In order to provide Seabird with an incentive to enter into the Marketing Agreement, the Company determined that it was desirable to grant Seabird an option to purchase five million shares of the Company's common stock. This grant is subject to certain restrictions. The exercise price is fifty cents ($0.50), the term is for one year, the option exercise must be in 100,000 blocks unless the requirement is waived, Seabird cannot sell or pledge the shares until such time as the share price is over two dollars ($2.00) and the entire agreement is subject to the approval of the Board of Directors. There has been no approval by the Board of Directors and no attempt to exercise by Seabird.

     WIRELESS CABLE AND INTERNET

     We utilize media advertising, telemarketing, direct mail, and door-to-door marketing to increase our subscriber base in the LaCrosse wireless cable system. We emphasize value, reliability of service, quality and reliability of equipment, and picture quality in our marketing programs.

     Our recent acquisition of Go2America is intended to expand our wireless Internet division by exploiting the increasing demand for affordable high-speed Internet access. By achieving "first to market" status, we can take advantage of Go2America's local presence and existing assets. We believe G2A leverages our existing investment in MMDS infrastructure, including base stations and other transmission facilities in the La Crosse market. It gives us an excellent geographic footprint, and allows us to expand into commercial high-speed Internet access markets. Our plans include offering telephony services in the future and expanding through acquisitions and strategic alliances.

     To generate sales for our current services we will use contact campaigns including direct mail, advertising in industry publications, trade shows, involvement in industry organizations, telemarketing, and by utilizing promotional giveaways in conjunction with community service projects.

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

     In September 1998, the FCC expanded the uses of the wireless cable spectrum by adopting what is called the "Two Way Rule." The Two Way Rule permits the use of wireless cable frequencies for two-way digital communications where previously this spectrum could be used only for the one-way transmission of television programming. This change in the FCC regulations makes it possible for a wireless cable operator to provide data transmissions, such as high speed internet access service, or voice transmissions, such as local loop telephone service, as well as television programming, in its service area. The provision of Internet service or telephone service, however, would require a substantial financial commitment on our part. At this time, we do not plan to expand into the Internet service business or the telephone business at its wireless cable system in La Crosse.

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

COMPETITION

     PRODUCTION

     The sponsored and contract television and video production business faces competition from existing production companies, and other paid, electronic publicity vehicles, such as video new releases, and satellite press tours. We are focused on creating unique, low-cost, high quality and educational programming using embedded sponsorship production to make it profitable. Quality, timeliness, and professionalism are important aspects to competing and maintaining a demand for our services. Creative execution keeps our company distinct and competitive within the existing production community.

     RETAIL

     Our product sales division competes with all other suppliers of merchandise to home shopping channels, retail stores and distributors such as Telebrands, Emson, Media Brands and Media Group. Our ability to compete in this market will depend upon the pricing and uniqueness of our products. We utilize the marketing of proprietary products and a large business-to-business sales force to compete in the retail industry.

WIRELESS CABLE AND INTERNET

     INTERNET. Our Internet business faces competition from many Internet access and service providers with significantly greater financial resources, well-established brand names and large existing customer bases. Internet service providers such as Datawave, EarthLink and Mindspring are some competitors as well as incumbent local exchange carriers (ILEC) such as GTE and Ameritech, interexchange carriers such as AT&T, MCI WorldCom and Sprint, competitive local exchange carriers, cable modem service providers such as Roadrunner, and @Home Networks. Wireless competitors include satellite service providers, and the fixed wireless broadband divisions of SPRINT, WORLDCOM, and others. Some of this competition is mitigated by the fact that many wireline competitors do not penetrate into the LaCrosse Wisconsin footprint.

     WIRELESS CABLE TELEVISION. The subscription television industry is highly competitive. Wireless cable television systems face competition from several sources, including established hardwire cable companies, direct broadcast satellite from companies such as DIRECTV, and Echostar Communications, interexchange carriers, private cable and local Off-Air VHF/UHF broadcasts.

     ADVANTAGE. Subject to obtaining governmental and regulatory permissions and securing the correct technology for fixed-wireless broadband, our company should enjoy certain competitive advantages over other providers in our markets that only offer dial-up access, cable and DSL, due to lower implementation costs per household reached, rapid deployment in the market, and ability to reach many rural users who are not otherwise reachable by wireline services such as DSL and broadband cable. The use of licensed MMDS frequencies gives us several other advantages including a reliable spectrum, secure channels with limited interference, wide coverage area, low infrastructure costs, and scalability. Fixed-wireless broadband services are rapidly deployable when compared to established operating companies and cable providers that would need to retrofit miles of outdated infrastructure, at great expense, in order to provide equivalent high speed broadband.

EMPLOYEES

     As of May, 2001, we had 54 full-time employees in our North Miami Beach - Boca Raton, Florida, LaCrosse, Wisconsin and Pelham, New York offices; including 19 management, 3 sales and marketing, 17 technical support, 14 clerical employees and 1 financial news anchor. We maintain various employee group benefit plans and experience good employee relations.

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

     We lease approximately 2,500 square feet of space for our warehouse located at 2055 N.E 151st, N. Miami, FL, 33161. The present annual rent is approximately $14,000 with potential 10% annual increases through the remaining lease term, which expires on March 31, 2003.

     We lease approximately 2,000 square feet of space in La Crosse, Wisconsin for our wireless cable division. The lease provides for a one-year term, renewing annually, with an annual rent of approximately $15,500.

     We lease approximately 750 square feet of office space at 629 Fifth Avenue, Pelham, New York 10803, which is used to house our retail sales operations. The lease has a three-year term that commenced March 29, 1999 and provides for an annual rent of $13,967.

     Until November, 2000 we rented 4,500 square feet of office space in San Jose, Costa Rica from our President on a month-to-month basis at $1,500 per month which was less rent than we were previously paying for a smaller facility.

     On January 10, 2000, we entered into a one year agreement with a television broadcasting facility located at 7291 NW 74th Street, Miami, FL 33316 to lease space for our television studio and newsroom and to utilize the facility's control room and uplink equipment. On March 1, 2000, this agreement was amended to also include technical equipment for producing the live television show and programming. This agreement was further amended effective November 6,2000 reducing the monthly fees for these services to $50,000 from $92,000, maintaining a half hour uplink instead of eight hours and self staffing the control room. This agreement was for one year with a one-year renewal option. On November 15, 2000 the landlord terminated our right to use the facilities for a payment dispute.

ITEM 3.  LEGAL PROCEEDINGS

     On June 9, 1999, the SEC issued an order directing an investigation of certain of our activities and the activities of others. The investigation focuses on whether we and other persons misrepresented certain of our affairs in certain press releases and public filings. The commencement of an SEC investigation is part of the SEC's routine surveillance and enforcement program and, as expressed by the SEC, should not be construed as an adverse reflection on us and does not necessarily mean that any wrongdoing has occurred. We cannot predict the outcome of this investigation or whether any enforcement proceedings will be initiated by the SEC or what sanctions, if any, could be imposed.

     In March 2001, the landlord of our former television broadcasting facility filed a lawsuit against the Company claiming damages and rent of approximately $76,000. The Company filed a counterclaim against the landlord claiming damages of approximately $1,000,000. The outcome of these actions, as well as the extent of the Company's liability, if any, can not be determined at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING

     Our 1999 annual meeting of the shareholders was held on December 29, 2000

DIRECTORS ELECTED

     We did not solicit proxies, but sent out an information statement and the following directors were re-elected: Mel Rosen, Eric Lefkowitz, Dennis Devlin and Nick Van Der Linden. Each re-elected director received 100% of the vote in favor of their election from the shareholders attending the meeting. The shareholders attending the meeting represented 15,542,166 shares or 55.62% of the shares outstanding as of the record date of the meeting.

OTHER MATTERS VOTED

     The appointment of Rachlin, Cohen, Holtz, LLP as our independent auditors for 1999 was approved. The independent auditors received 100% of the vote in favor of their appointment as independent auditors from the shareholders attending the meeting. The shareholders attending the meeting represented 15,542,166 shares or 55.62% of the shares outstanding as of the record date of the meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK.

     Our common stock, par value $.001 per share, had been listed on the NASDAQ SmallCap Market since May 3, 1995, initially under the symbol "TCTV" and after March 25, 1999 under the symbol "FAVE". Warrants to purchase the Common Stock have traded on the over-the-counter market since May 1995 under the symbol "TCTVW," and since March 25, 1999 under the symbol "FAVEW."

     On January 16, 2001 our company was de-listed from the NASDAQ stock market and then traded on the OTCBB (or over the counter bulletin board).

The following table sets forth the range of high and low prices for the Company's Common Stock for each quarterly period indicated, as reported in the NASDAQ Small Cap Market. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions:

                                                 COMMON STOCK($)
                                         ------------------------------
QUARTER ENDED                                HIGH                LOW
-------------

December 31, 2000                            1.000              0.125
September 30, 2000                           1.000              0.250
June 30, 2000                                6.000              0.625
March 31, 2000                               8.938              2.125


QUARTER ENDED                                HIGH                LOW
-------------

December 31, 1999                            6.750              2.000
September 30, 1999                           7.437              2.375
June 30, 1999                               11.500              3.500
March 31, 1999                              12.750              7.500

     RECORD HOLDERS. As of May 20, 2001 there were 108 record holders of our Common Stock, we believe that this represents approximately 2,700 beneficial owners.

     DIVIDEND POLICY. We have never paid cash dividends and we intend to retain any future earnings for the operation and expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During 2000, we operated in three segments, wireless cable television services, product sales, and Internet and television production. For 2000, overhead expenses for the Internet and television production operations are shown separately from corporate. Accordingly, 1999 has been reclassified for comparison purposes.

RESULTS OF OPERATIONS (IN THOUSANDS)
                                                                     %
                                                                  Increase
                                                2000      1999   (Decrease)
                                              -------   -------   -------

     REVENUE
        Product sales                         $ 1,942   $ 2,196    (12%)
        Wireless cable:
           Costa Rica                             952     1,279    (26%)
           Wisconsin                              218       317    (31%)
        Internet and TV                           130        --
        Corporate                                 250        --
                                              -------   -------
           Total Revenues                     $ 3,492   $ 3,792     (8%)
                                              =======   =======



     DIRECT COSTS
        Product sales                         $ 1,732   $ 1,679      3%
        Wireless cable:
           Costa Rica                             245       321    (24%)
           Wisconsin                               76        72      6%
                                              -------   -------
              Total Direct Costs              $ 2,053   $ 2,072     (1%)
                                              =======   =======

     OPERATING EXPENSES
        Selling, General, & Administrative
           Product sales                      $   724   $   899    (19%)
           Wireless cable:
              Costa Rica                          478       590    (19%)
              Wisconsin                           216       338    (36%)
        Internet and TV                         3,583       533    572%
        Corporate                               4,280     2,772     53%
                                              -------   -------
              Total Selling, General,           9,281     5,132     81%
                & Administrative                   --        --
                                              -------   -------

     DEPRECIATION AND AMORTIZATION
        Product sales                              26        16     63%
        Wireless cable:
           Costa Rica                             412       450     (8%)
           Wisconsin                              138       137      1%
        Internet and TV                           214        --
        Corporate                                 359       311     15%
                                              -------   -------
              Total Depreciation
                and Amortization                1,149       914     26%
                                              -------   -------
                 Total Operating Expenses     $10,430   $ 6,046     72%
                                              =======   =======

RESULTS OF OPERATIONS (IN THOUSANDS-CONTINUED)

                                                                         %
                                                                      Increase
                                               2000        1999      (Decrease)
                                             --------    --------    ----------

     OTHER INCOME (EXPENSE)
        Gain on sale of Costa Rica assets    $    166
           INTEREST INCOME
              Costa Rica                                 $      1       (100%)
              Corporate                            45          18        148%
                                             --------    --------
              Total Other Income (Expense)        211          19       1010%
                                             --------    --------

     ACCRETION OF DEBENTURE DISCOUNT
        Corporate                                  --        (472)      (100%)
                                             --------    --------

     INTEREST EXPENSE
        Product sales                            (127)         --
        Corporate                                (437)       (399)        10%
                                             --------    --------
              Total Interest Expense             (564)       (399)        42%
                                             --------    --------

     IMPAIRMENT - Corporate                    (2,194)         --

     REMUNERATION - Corporate                  (1,241)         --

                                             --------    --------
              Total other income expense       (3,788)       (852)       345%


     NET LOSS
        Product sales                        $   (667)   $   (398)        67%
        Wireless cable:
        Costa Rica                               (183)        (82)       123%
        Wisconsin                                (212)       (230)        (8%)
        Internet and TV                        (3,667)       (533)       588%
        Corporate                              (8,050)     (3,935)       105%
                                             --------    --------
              Total                          $(12,779)   $ (5,178)       147%
                                             ========    ========

Revenues

     We had revenues of $3,492,000 for 2000 compared to $3,792,000 in 1999, a decrease of $300,000 or 3%. Product sales decreased primarily because of our limited availability of working capital for inventory purchases and liquidation of slow moving items at reduced sales prices. Wireless cable revenues decreased due to a decrease in the subscriber base in both Costa Rica and Wisconsin and the sale of the Costa Rican operations in mid November.

     Internet and television revenues increased due to deferred revenues beginning to be recognized as performed and new advertising contracts. Other revenues consist of a $250,000 finder's fee, other income consists of a gain of approximately $167,000 from the Costa Rica assets sale.

Direct Costs

     Direct costs for 2000 decreased $19,000 to $2,053,000 from $2,072,000 in 1999, a decrease of 1%. Although sales decreased, direct costs of product sales increased because of inventory liquidations and write downs of certain obsolete and slow moving items. The decrease for Costa Rica resulted from a corresponding decrease in revenue and the increase in Wisconsin is mostly attributable to higher costs from renewed rebroadcast contract rates.

Operating Expenses

     Operating expenses during 2000 increased by $4,384,000, or 72%. This category includes selling, general and administrative expenses, depreciation and amortization.

     Selling, general and administrative expenses increased by $4,149,000 or 81%, due primarily to an increase in salary and related expenses, including contracted services, of approximately $2,036,000 as we added personnel for the development, launch and operation of the internet website and television channel. Additionally, advertising and promotion expense increased by approximately $581,000 in an effort to promote our television program and increase our visibility in the market place. We also experienced an increase of approximately $753,000 in office and equipment rent and carriage (television air time) cost of approximately $651,000 due to the addition of the Internet and television division.

     Depreciation and amortization costs increased to $1,149,000 in 2000 compared to $914,000 in 1999, an increase of $235,000 or 26%. This increase was due to the addition of fixed assets including furniture, office equipment and television rebroadcast and receiving equipment.

Interest Expense

     Interest costs decreased to $563,000 in 2000 compared to $871,000 in 1999, a decrease of $308,000 or 35%. This decrease is partly due to a decrease of $472,000 in the accretion of debenture discount offset by an increase of approximately $127,000 from capital leases and factoring of product sales receivables.

Net Loss

     Net losses for 2000 increased to $12,779,000 compared to $5,178,000 in 1999, an increase of $7,601,000 or 147% due primarily to an increase of $3,134,000 in losses associated with operations and the development of our Internet and television businesses. Additionally, the impairment of goodwill and other assets and officers' remuneration of approximately $2,194,000 and $1,241,000, respectively. The impairment of goodwill and other assets was determined by management based upon projections of the undiscounted cash flows from operations directly related to the IBC and 5th Avenue Channel, Inc. The results of the projections could not substantiate any carrying value at December 31, 2000.

     As of December 31, 2000, the Company estimates that it has net operating loss carryforwards of approximately $ 24,000,000, which expire in various years through 2020; however, the utilization of the benefits of such carryforwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of $ 9,000,000, which related to the net operating losses, and other temporary differences, has been established.

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

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Under such circumstances, the potential benefits from utilization of the tax loss carryforwards as of that date may be substantially limited or reduced on an annual basis. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USE OF CASH

     To date, we have funded our growth and operations through (i) the sale of our common stock, (ii) the sale of debentures, and (iii) loans, primarily from our President, Mr. Rosen. Cash provided by financing activities was $2,227,000 for 2000 compared to $5,336,000 for 1999. The cash provided from financing activities for 2000 came from sale of our common stock for net cash proceeds of approximately $520,000 and from loans in the aggregate principal amount of approximately $2,271,000. During 2000, Mr. Rosen had loaned us approximately $223,000 and we repaid him approximately $480,000.

     Cash used in operating activities was $4,060,000 in 2000 and $2,667,000 in 1999. The cash used during these periods was primarily attributable to net losses of $12,779,000 for 2000 and $5,178,000 for 1999. These losses were offset in part by depreciation and amortization of the discount on our convertible debentures. We also had an increase in accounts payable and accrued liabilities to $1,770,000 for 2000 compared to $947,000 for 1999.

     Cash flows from investing activities included investments in property and equipment of $550,000 for 2000 compared to $491,000 for 1999. Also, the sale of Costa Rica assets and securities investments totaling approximately $2,740,00 minus the effective repayment (cancellation) of loans payable to Mr. Rosen, of $2,050,000.

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

     The Company has accrued, but has not paid, the required interest payment of $115,620, which was due on October 31, 1998, or the payment of $21,702, which was due on January 31, 1999. In April 1999, the Company tendered the first interest-only installment payment, with the conditional endorsement that these payments were to be applied to the Wisconsin licenses and not held to make good the Hickory default.

     The installment checks were returned because of the conditional endorsement. The waiver request was resubmitted by the Company on May 14, 1999 and the Company is now awaiting action by the FCC. In effect, on the due date for the first installment payments, the Company petitioned the Commission for a waiver of the provision of the auction rules under which any amount may be due for the Company's default in Hickory, North Carolina, would be taken out of the payments made for Wausau and Stevens Point, thus causing those licenses to go into default as well. The Commission has not yet ruled on the Company's petition. When a ruling is made, the notes will have to be brought current. At December 31, 2000, the Company has accrued but has not paid a total of $302,405 of interest charged by the FCC on the two notes. The total obligations have been presented as long-term debt in the accompanying consolidated financial statements based upon the opinion of special counsel that under the circumstances these obligations are not considered to be in technical default.

     WORKING CAPITAL DEFICIT AND MANAGEMENT PLAN

     The accompanying financial statements reflect current liabilities of $4,975,000 and current assets of $511,000 resulting in a working capital deficit $4,464,000. Operating losses for 2000 were $13,866,000. Operating deficits will continue until such time as substantial revenues are generated from our wireless cable and Internet Service Provider services and television production.

     We have formulated, and we are in the process of implementing a business plan intended to develop new and increased revenues and gross profit in all areas of operation. This plan includes the following:

          o Transitioning the television segment from producing a costly program with no independent sponsorship, to only producing embedded sponsorship programming, which is programming for corporate sponsors that is paid for in advance of production. This new method of production is intended to provide the Company the ability to work within a specified budget and realize a gross profit on the delivery of such services.

          o Increasing the profitability of the retail division by increasing orders, marketing new products and cross promoting products with the Home Shopping division, once developed. In addition, the Company is looking into developing markets internationally.

          o Attempting to take advantage of perceived opportunities that currently exist for new broadband delivery capabilities and the coming convergence of television and the Internet. The Company is investing, when it believes it to be necessary, to develop these capabilities and to generate sales, advertising and other revenues.

          o Increasing the number of households subscribing to the Company's wireless cable television services in Wisconsin and expanding as an Internet Service Provider in Costa Rica.

          o Managing costs and improving cost controls over operating costs and the cost of delivery of goods and services, so as to improve gross margins and profitability.

ITEM 7.  FINANCIAL STATEMENTS

     Financial Statements prepared in accordance with Regulation SB are attached to this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective March 9, 2001 Rachlin, Cohen & Holtz, LLP (Rachlin) was dismissed as our independent accountants. The decision to change accountants was recommended by our Audit Committee and approved by the Board of Directors.

     Rachlin's audit reports on the Company's consolidated financial statements for 1999 and 1998 expressed an unqualified opinion. In both such reports, they added an explanatory paragraph to emphasize a matter related to certain liquidity and profitability considerations, as more fully described in the notes to the financial statements. In connection with their audits, Rachlin issued a Report on Reportable Conditions (or Matters) to the Audit Committee, Board of Directors and Management for each year. These Conditions are detailed and incorporated herein as Exhibit 99.1.

     With respect to the subsequent interim period preceding their dismissal, Rachlin reviewed our financial information included in our Quarterly Reports on Form 10-QSB for the first and second quarters for the year ended December 31, 2000. In this connection, they reported certain Conditions (or Matters) to our Audit Committee, Board of Directors and Management. These Conditions are detailed and incorporated herein as Exhibit 99.1.

     We have not had any disagreement with Rachlin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Rachlin would have caused it to make reference to such disagreement in its reports for the December 31, 1999 and 1998 audits or the interim period including the first and second quarter reviews for the year ended December 31, 2000, through to the date the relationship ended.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS

     Our directors, executive officers and key employees are as follows:

                                                                                 DIRECTOR
NAME                       AGE                      POSITION                      SINCE
----                       ---                      --------                      -----

Melvin Rosen                57        Chairman of the Board, President and        1997
                                      Chief Executive Officer

Eric Lefkowitz              41        Executive Vice President and Director       1999

Dennis Devlin               52        Director                                    1993

Nick van der Linden         32        Director                                    1999

Aurelio Alonso              49        Chief Financial Officer                      --

Ivan Rothstein              60        Senior Vice President, Business              --
                                      Development

Michael Tedesco             45        President and Chief Operating Officer        --
                                      of 5th Avenue Channel Retail, Inc.

     Each of our directors holds his position until the next annual meeting of shareholders or until his successor is duly elected and qualified.

     Melvin Rosen: President, C.E.O. and Chairman of the Board. Melvin Rosen, 57, has served as our President, Chief Executive Officer and Chairman of the Board since May 1997. From July 1986 to May 1996, he owned and served as the President of the company that owned a wireless cable television system in Costa Rica, which was sold to us in February 1996. He was also the co-founder of TVN, a large pay-per-view company.

     Eric Lefkowitz: Executive Vice President And Director. Eric Lefkowitz, 41, has served as one of our Executive Vice Presidents since January 1999 and as one of our directors since March 1998. Mr. Lefkowitz was President, CEO and 50% owner of International Broadcast Consultants of America, Inc., a consumer products marketing and wholesaling company, between 1994 and 1999.

     Dennis J. Devlin: Director. Mr. Devlin, 52, has served as one of our directors since May 1993 and as our Vice President from 1993 to 1998. Mr. Devlin is the founder and has served as President of Dennis' Mobile Home Service and Supply, Inc. in Wayne, Michigan since 1979. Mobile Home Service and Supply, Inc. is engaged in the construction of additions, roof systems and specialized products for mobile home owners, including remodeling, insurance services, parts supply and repair.

     Nick van der Linden: Director. Mr. van der Linden, 32, has served as one of our directors since November 1999. Mr. van der Linden is founder of Caladan B.V., a holding company for a number of investment activities including corporate finance and consulting. Mr. van der Linden is also founder of The Traders Society N.V., a wholesale trading house in the Netherlands where he served as its Chief Executive Officer from 1996 to 1998. From 1994 to 1996, he was a managing director at Rabo Securities in the Netherlands.

     Aurelio Alonso: Chief Financial Officer. Mr. Alonso, 49, has served as our Chief Financial Officer since July 2000. From July 1996 to June 2000, Mr. Alonso was a Director, Executive Vice President, Chief Financial and Operating Officer of PharmaSystems Holdings Corp., a public reporting company with retail and mail order pharmacies along with high tech pediatric respiratory operations in South Florida. Between July 1993 and May 1996, he was a Director, Executive Vice President and Chief Financial Officer of InterNatural Beverages Group, a publicly held company formerly listed on the NASDAQ Small Cap market, which marketed imported bottled water in the "New Age" segment of the beverage industry. Mr. Alonso is a Certified Public Accountant with years of managerial experience in Big Five multi-national accounting firms.

     Ivan Rothstein: Senior Vice President, Business Development. Mr. Rothstein, 60, has served as Executive Vice President of Business Development since January 1999. Mr. Rothstein has been Vice President and 50% owner of International Broadcast Corporation (IBC) since 1994. From 1982 to 1995, Mr. Rothstein was Vice President of Centuri, a manufacturer of video game machines.

     Michael Tedesco. President and Chief Operating Officer of the 5th Avenue Channel Retail, Inc. Mr. Tedesco, 45, has served as President and Chief Operating Officer of 5th Avenue Channel Retail since April 1999. From 1996 to 1999, he was Executive Vice President of Sales at Media Brands, LLC, a direct-response, retail manufacturing company. Between 1995 and 1996, Mr. Tedesco served as National Sales Manager at Home Shopping Network, and between 1993 and 1995 Mr. Tedesco served as Vice President of Claude G., Inc., an importer of private label French fragrances. Prior to joining Claude G, Inc., Mr. Tedesco served as a Partner and Vice President of Sales at Innovo Inc., a manufacturer of canvas bags and aprons. During his tenure, Mr. Tedesco created, manufactured and marketed the "E.A.R.T.H. Bag" which sold over 10 million units.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during 2000 and Forms 5 and amendments thereto furnished to us, we do not believe there have been any untimely filings of such reports.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid to or accrued for the years ended December 31, 2000, 1999 and 1998 to our Chief Executive Officer and to each of our most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus for such fiscal years exceeded $100,000.

                                            ANNUAL COMPENSATION
                                            -------------------
                                                                     OTHER
NAME AND                      YEAR                                   ANNUAL                     ALL OTHER
PRINCIPAL POSITION            ENDED       SALARY       BONUS      COMPENSATION   OPTIONS (#)   COMPENSATION
------------------            -----       ------       -----      ------------   -----------   ------------

Melvin Rosen,                 2000      $  250,000   $   82,500             0     1,631,100     $1,000,000
  President and CEO           1999      $  180,000            0             0             0              0
                              1998      $  180,000            0             0             0              0

Eric Lefkowitz                2000      $  200,000   $   55,000                     971,700        241,344
  Executive VP and Director   1999      $  150,000            0             0
                              1998(1)   $   50,000            0             0             0              0

Ivan Rothstein                2000      $  140,000   $   41,250                     612,540
  Senior Vice President

Michael Tedesco               2000      $  104,808            0    $   16,892        28,500              0
  President, 5th Ave Retail

Adam Taylor                   2000      $   38,244   $   41,250    $   50,000             0              0
  Former C.O.O

(1)  Mr. Lefkowitz commenced his employment with us in November 1998.

OPTION GRANTS

                                             Options Granted in 2000

                                                                                 Potential realizable
                                                                                   value at assumed
                                                                                annual rates of stock
                                                                                price appreciation for
                     Individual grants                                               option term
------------------------------------------------------------       ----------------------------------------------

                    Number of       Percentage
                    Securities       of total
                    Underlying       options
                      options       granted to      Exercise
                      granted       employees         Price        Expiration        0%          5%          10%
Name                    (#)           in 2000         ($/Sh)          Date         ($/Sh)      ($/Sh)      ($/Sh)
--------------      ----------      ----------      ---------      ----------      ------      ------      ------
Mel Rosen             709,800                          2.75          1/31/05                    3.51        4.43
                       49,800                          2.75          2/27/05        7.56        9.65       12.18
                       49,800                          2.75          3/31/05        6.00        7.66        9.66
                       49,800                          2.75          4/29/05        2.78        3.55        4.48
                       49,800                          2.75          5/31/05                    2.19        2.77
                       49,800                          2.75          6/30/05                    0.96        1.21
                       49,800                          2.75          7/31/05                    0.52        0.65
                       49,800                          2.75          8/31/05                    0.52        0.65
                       49,800                          2.75          9/30/05                    0.72        0.91
                       49,800                          2.75         10/31/05                    0.44        0.55
                       49,800                          2.75         11/30/05                    0.24        0.30
                       49,800                          2.75         12/31/05                    0.56        0.70
                       62,250                         10.00          6/30/05                    0.96        1.21
                       62,250                         10.00         12/31/05                    0.56        0.70
                       62,250                         15.00          6/30/05                    0.96        1.21
                       62,250                         15.00         12/31/05                    0.56        0.70
                       62,250                         20.00          6/30/05                    0.96        1.21
                       62,250                         20.00         12/31/05                    0.56        0.70
                    ---------
                    1,631,100         44.92%
                    ---------
Eric Lefkowitz        187,350                          2.75          1/31/05                    3.51        4.43
                       37,350                          2.75          2/27/05        7.56        9.65       12.18
                       37,350                          2.75          3/31/05        6.00        7.66        9.66
                       37,350                          2.75          4/29/05        2.78        3.55        4.48
                       37,350                          2.75          5/31/05                    2.19        2.77
                       37,350                          2.75          6/30/05                    0.96        1.21
                       37,350                          2.75          7/30/05                    0.52        0.65
                       37,350                          2.75          8/31/05                    0.52        0.65
                       37,350                          2.75          9/30/05                    0.72        0.91
                       37,350                          2.75         10/31/05                    0.44        0.55
                       37,350                          2.75         11/30/05                    0.24        0.30
                       37,350                          2.75         12/31/05                    0.56        0.70
                       62,250                         10.00          6/30/05                    0.96        1.21
                       62,250                         10.00         12/31/05                    0.56        0.70
                       62,250                         15.00          6/30/05                    0.96        1.21
                       62,250                         15.00         12/31/05                    0.56        0.70
                       62,250                         20.00         12/31/05                    0.56        0.70
                       62,250                         20.00          6/30/05                    0.96        1.21
                    ---------
                      971,700         26.76%
                    ---------

                                             Options Granted in 2000

                                                                                 Potential realizable
                                                                                   value at assumed
                                                                                annual rates of stock
                                                                                price appreciation for
                     Individual grants                                               option term
------------------------------------------------------------       ----------------------------------------------

                    Number of       Percentage
                    Securities       of total
                    Underlying       options
                      options       granted to      Exercise
                      granted       employees         Price        Expiration        0%          5%          10%
Name                    (#)           in 2000         ($/Sh)          Date         ($/Sh)      ($/Sh)      ($/Sh)
--------------      ----------      ----------      ---------      ----------      ------      ------      ------
Ivan Rothstein       19,920                            2.75          1/31/05                    3.51        4.43
                     19,920                            2.75          2/27/05        7.56        9.65       12.18
                     19,920                            2.75          3/31/05        6.00        7.66        9.66
                     19,920                            2.75          4/30/05        2.78        3.55        4.48
                     19,920                            2.75          5/31/05                    2.19        2.77
                     19,920                            2.75          6/30/05                    0.96        1.21
                     19,920                            2.75          7/31/05                    0.52        0.65
                     19,920                            2.75          8/31/05                    0.52        0.65
                     19,920                            2.75          9/30/05                    0.72        0.91
                     19,920                            2.75         10/31/05                    0.44        0.55
                     19,920                            2.75         11/30/05                    0.24        0.30
                     19,920                            2.75         12/31/05                    0.56        0.70
                     62,250                           10.00          6/30/05                    0.96        1.21
                     62,250                           10.00         12/31/05                    0.56        0.70
                     62,250                           15.00          6/30/05                    0.96        1.21
                     62,250                           15.00         12/31/05                    0.56        0.70
                     62,250                           20.00          6/30/05                    0.96        1.21
                     62,250                           20.00         12/31/05                    0.56        0.70
                    -------
                    612,540           16.87%
                    -------
Mike Tedesco          2,000                            7.25          1/30/03                    3.51        4.43
                      2,000                            7.25          2/28/03        7.56        9.65       12.18
                      2,000                            7.25          3/31/03                    7.66        9.66
                      2,500                            7.25          4/30/03                    3.55        4.48
                      2,500                            7.25          5/31/03                    2.19        2.77
                      2,500                            7.25          6/30/03                    0.96        1.21
                      2,500                            7.25          7/31/03                    0.52        0.65
                      2,500                            7.25          8/31/03                    0.52        0.65
                      2,500                            7.25          9/30/03                    0.72        0.91
                      2,500                            7.25         10/31/03                    0.44        0.55
                      2,500                            7.25         11/30/03                    0.24        0.30
                      2,500                            7.25         12/31/03                    0.56        0.70
                    -------
                     28,500             .79%
                    -------

OPTION VALUES ON DECEMBER 31, 2000

     None of the named executive officers exercised options during 2000, nor did they have any unexercised In-the-Money options.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with certain of our key executives as follows:

     Melvin Rosen, President and Chief Executive Officer, entered into a five-year agreement commencing January 1, 2000. The agreement provides for an annual salary of $250,000. The agreement also provides for a grant of 240,000 options to purchase our common stock at an exercise price equal to the fair market value of the stock on the date of grant, January 31, 2000. The options have a five year term. The options vest ratably over a twelve month period which commenced February 2000. The agreement also grants a one time stock grant of 30,000 shares of common stock of the Company as of January 1, 2000 and an additional 150,000 options at prices ranging between $10 and $20. The agreement also provides for health, life and disability insurance and reimbursement for all reasonable business expenses.

     Eric Lefkowitz, our Executive Vice President, entered into a five-year agreement effective January 1, 1999. The agreement provides for an annual salary of $150,000. The agreement also provides for bonuses and stock options based on our performance and for health, life and disability insurance and reimbursement for all reasonable business expenses. Commencing January 1, 2000 we entered into a new two-year agreement that replaces the previous agreement. The new agreement provides for an annual salary of $200,000. The agreement also provides for a grant of 180,000 options to purchase our common stock at an exercise price equal to the fair market value of the stock on the date of grant, January 31, 2000. The options have a five year term and vest ratably over a twelve month period, which commenced February 2000. The agreement also grants a one time stock grant of 20,000 shares of our common stock as of January 1, 2000 and an additional 75,000 options at prices ranging between $10 and $20. The agreement also provides for health, life and disability insurance and reimbursement for all reasonable business expenses.

     Ivan Rothstein, Senior Vice President, entered into a two year agreement commencing January 1, 2000. The agreement provides for an annual salary of $140,000. The agreement also provides for a grant of 96,000 options to purchase our common stock at an exercise price equal to the fair market value of the stock on the date of grant, January 31, 2000. The options have a five year term. The options vest ratably over a twelve month period which commenced February 2000. The agreement also grants a one time stock grant of 15,000 shares of our common stock as of January 1, 2000 and an additional 75,000 options at prices ranging between $10 and $20. The agreement also provides for health, life and disability insurance and reimbursement for all reasonable business expenses.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 20, 2001, by (i) each of the shareholders who owns more than five percent of the outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer (as hereinafter defined) and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that all beneficial owners named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

           Name and                          Number of Shares         Percentage of
Address of Beneficial Owner (1)           Beneficially Owned (2)   Beneficial Ownership
-------------------------------           ----------------------   --------------------

Melvin Rosen                                   17,536,816 (3)             48.09%
Eric Lefkowitz                                  2,324,200 (4)              6.37%
Ivan Rothstein                                  1,099,130 (5)              3.01%
Dennis J. Devlin                                  387,496 (6)              1.06%
Nick van der Linden                               362,000 (7)               .99%

  All directors and executive officers
  of the Company as a group (7 persons)        22,013,642 (8)             60.36%

     (1) Except as otherwise noted, the address of each beneficial owner is, 3957 N.E 163rd Street, North Miami Beach, Florida 33160.

     (2) Based on 30,547,821 shares of common stock issued and outstanding as of May 20, 2001. For purposes of calculating each person's beneficial ownership, amount and percentage, each person's options and warrants that are exercisable within 60 days as of May 20, 2001 are included and are deemed outstanding and are added to the 30,547,821 shares outstanding.

     (3) Includes 500,000 shares of common stock issuable upon exercise of a warrant at an exercise price of $1.00 per share; 500,000 shares issuable upon exercise of a warrant at $5.00 per share; options to purchase 1,606,200 shares at $2.75 per share; 186,750 at $10.00;
          186,750 at $15.00; 186,750 at $20.00.

     (4) Includes options to purchase 709,650 shares at $2.75 per share; 186,750 at $10.00; 186,750 at $15.00; 186,750 at $20.00.

     (5) Includes options to purchase 373,880 shares at $2.75 per share; 186,750 at $10.00; 186,750 at $15.00; and 186,750 at $20.00.

     (6) Includes options to purchase 5,000 shares at $5.85 per share; 5,000 at $8.25, and 44,000 at fair value on date of grant.

     (7) Represents shares owned by Caladan B.V., a company controlled by Mr. Van der Linden, and options to purchase 42,000 shares at fair value on date of grant.

     (8) Includes a total of 5,920,480 shares issuable upon the exercise of presently exercisable options and warrants held by the following persons: Mel Rosen 1,000,000 warrants and 2,166,450 options; Eric Lefkowitz, 1,419,900 options; Ivan Rothstein 934,130 options; Dennis Devlin 54,000 options; Nick van der Linden, 42,000 options; Aurelio Alonso 250,000 options and Michael Tedesco 54,000 options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 2000, we entered into an agreement to sell all of our assets in Costa Rica except for microwave equipment and frequencies. The purchaser is UOL de Costa Rica, S.A., a company which is wholly owned by the then manager of our operations in Costa Rica. The purchase price was $2,350,000, of which $300,000 was payable in cash. The balance of the purchase price, $2,050,000, was paid through the assumption by the buyer of debt owed by us to Melvin Rosen, our President and Chief Executive Officer. Subsequently, Mr. Rosen and the purchaser compromised the indebtedness with Mr. Rosen agreeing to accept a promissory note in the principal amount of $750,000, with interest at an annual rate of 12% payable currently and the principal of the note payable in ten years. Mr. Rosen also received a 50% ownership in land owned by the purchaser and a release by the purchaser of certain claims for fees from Mr. Rosen in connection with Mr. Rosen's original sale of the Costa Rica operations to us.

     We have the right to find a new buyer for the Costa Rica operations through November 15, 2001. The purchase price must be in excess of $2,585,000. The original purchaser has the right to match an offered price. If the original buyer declines to match the price, we must, at closing, pay the buyer $2,585,000 plus interest at one percent per month from the date of the original closing, together with reimbursement for all expenditures for capital and fixed assets made during his ownership.

     The foregoing transaction was approved by a quorum of disinterested directors under applicable Florida law. However, we have chosen to submit this matter to our shareholders for ratification. If our shareholders fail to ratify the sale, we will reverse the transaction and return all funds paid by the buyer together with any amounts expended by it for capital improvements.

     The transaction resulted in us recognizing a gain from the sale of assets of approximately $ 167,000.

     In September 2000, our Board of Directors resolved that certain officers be remunerated for their efforts in facilitating the acquisition of working capital through various means such as deferment of payments due them, personal guarantees, loans to, and debt to equity conversions in lieu of loan repayment. Our Chairman, Mr. Rosen, was awarded $ 1,000,000 and our Executive Vice President, Mr. Lefkowitz, was awarded $ 241,344 as compensation for their individual efforts.

     In November 2000, the Chairman of the Board and the Executive Vice President converted debt into 10,000,000 and 772,300 shares, respectively, of the Company's common stock totaling $ 1,741,344. Of this amount, $ 1,241,344 resulted from their remuneration for debt and equity facilitation. Also, an outside director converted debt of $ 44,921 into 83,496 shares of the Company's common stock.

AFFILIATED TRANSACTION POLICY

     Our Board of Directors has adopted a policy regarding transactions between us and any officer, director or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of the Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to us as could be obtained from unaffiliated independent third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K (OPEN)
         ---------------------------------------

Item 27.      Exhibits.

   (2.1)      Share Exchange Agreement by and among the Company, IBC Partners,
              Melvin Rosen and Ivana Trump effective December 10, 1998, dated
              February 18, 1999 but executed March 17, 1999.(1)
   (2.2)      Amendment to Share Exchange Agreement by and among the Company,
              IBC Partners, Melvin Rosen and Ivana Trump dated March 8, 1999 but executed March 17, 1999.(1)
   (2.3)      Asset Purchase Agreement by and between the Company and
              International Broadcast Consultants of America, Inc. effective as of January 19, 1999 but dated May 12, 1999.
   (3.1)      Amended and Restated Articles of Incorporation.(3)
   (3.2)      Bylaws.(4)
   (4.1)      Specimen Common Stock Certificate.(5)
   (4.2)      Specimen Warrant Certificate.(5)
   (10.1)     Debt Restructuring Agreement by and between the Company and Melvin
              Rosen dated May 19, 1997.(6)
   (10.2)     Secured Convertible Debenture.(7)
   (10.3)     Agreement to Convert the Secured Convertible Debenture(8)
   (10.4)     Consulting Agreement between the Company, Ivana Trump and Melvin
              Rosen, effective November 5, 1998 dated February 29, 1999.(10)
   (10.5)     Lease Agreement between Intracoastal Pacific Limited Partnership, the Company and International Broadcast Consultants of America,
              Inc. dated May 8, 1998.(5)
   (10.6)     Employment Agreement with Michael Tedesco dated April 1999.(5)
   (10.7)     Employment Agreement with Adam Taylor effective January 5, 1999, but entered into August 3, 1999.(5)
   (10.8)     Employment Agreement with Eric Lefkowitz dated May 10, 1999.(5)
   (10.9)     Exclusive Television Broadcast and Information Licensing Agreement
              between the Company and Zacks Investments Research, Inc. dated
              August 24, 1999.(5)
   (10.10)    Broadcast Agreement between the Company and The Comcast Network dated September 22, 1999.(5)
   (10.11)    Stock Option Plan(5)
   (10.12)    Agreement with Signature Products, Inc.(5)
   (10.13)    Agreement between Franklin Capital Corporation and International
              Broadcast Consultants of America, Inc. dated as of July 7, 1999.*
   (10.14)    Continuing Guarantee between Franklin Capital Corp. and
              International Broadcast Consultants of America, Inc. dated as of
              July 16, 1999.*
   (10.15)    Factoring Agreement between 5th Avenue Channel Corp. and Franklin
              Capital Corporation dated as of April 24, 2000.*
   (10.16)    Stock Pledge Agreement between Melvin Rosen Franklin Capital Corp.
              dated as of April 24, 2000.*
   (10.17)    Continuing Guaranty between Franklin Capital Corp. and 5th Avenue
              Channel Corp. and Subsidiaries dated as of April 24, 2000.*
   (10.18)    Lease Agreement between Franklin Capital Corp. and 5th Avenue
              Channel Corp. and Subsidiaries dated as of April 25, 2000.*
   (10.19)    Security Agreement between Franklin Capital Corp. and 5th Avenue
              Channel Corp. and Subsidiaries dated as of April 25, 2000.*
   (10.20)    Demand Note between Franklin Capital Corp. and 5th Avenue Channel
              Corp. and Subsidiaries dated as of April 24, 2000.*
   (10.21)    Employment Agreement with Mel Rosen dated January 1st, 2000.*
   (10.22)    Employment Agreement with Eric Lefkowitz dated January 1st, 2000.*
   (10.23)    Employment Agreement with Ivan Rothstein dated January 1st, 2000.*
   (10.24)    Employment Agreement with Stuart Volkow dated August 4th, 1999.*
   (10.25)    Agreement between UOL de Costa Rica Sociedad Anomina dated as of
              November 15th, 2000.*
   (10.26)    Assignment of Receivables from Mel Rosen to UOL de Costa Rica
              Sociedad Anonima dated as of November 15, 2000.*
   (10.27)    Agreement between Quebec, Inc., Bezenet, Inc. and 5th Avenue
              Channel Corp. and Subsidiaries dated as of January 10, 2001.*
   (10.28)    Acquisition Agreement of WEBN dated March 14, 2001.*
   (10.29)    Closing Agreement with Go2America, LLC dated March 30th, 2001.*

   (10.30)    Purchase and Contribution Agreement with Go2America, LLC and et.
              al dated March 30, 2001.*
   (10.31)    Marketing Agreement with Seabird Limited dated December 1st,
              2001.*
   (10.32)    Stock Option Agreement with Seabird Limited dated December 1st,
              2000.*
   (16.1)     Letter on Change in Certifying Accountants(9)
   (16.2)     Letter on Change in Certifying Accountants. (11)
   (21.1)     Subsidiaries of Registrant.*
   (99.1)     Financial Statements of International Broadcast Consultants of
              America, Inc.(12)
   (99.2)     Pro Forma Financial Statements giving effect to the acquisition of certain assets of International Broadcast Consultants of America, Inc.(13)

*    Filed herewith.

(1) Incorporated by reference from Exhibits 2.1 and 2.2 filed with our Current Report on Form 8-K filed March 25, 1999.

(2) Incorporated by reference from Exhibit 2.3 filed with our Quarterly Report on Form 10-QSB filed May 17, 1999.

(3) Incorporated by reference from Exhibit 3.1 filed with our Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference from Exhibit 3.2 filed with our Registration Statement on Form SB-2, File No. 333-89042, filed on January 26, 1995.

(5) Incorporated by reference from our Registration Statement on Form SB-2, File No. 333-95557, filed on January 27, 2000.

(6) Incorporated by reference from Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed May 29, 1997.

(7) Incorporated by reference from Exhibit 10.2 filed with our Current Report on Form 8-K filed May 29, 1997.

(8) Incorporated by reference from Exhibit 10.3 filed with our Annual Report on Form 10-KSB filed April 15, 1998.

(9) Incorporated by reference from Exhibit 16.1 filed with the Company's Current Report on Form 8-K filed February 25, 1999.

(10) Incorporated by reference from Exhibits 10.4 filed with our Current Report on Form 8-K filed March 25, 1999.

(11) Incorporated by reference from Exhibit 16.2 filed with the Company's Current Report on Form 8-K/A filed March 27, 2001.

(12) Incorporated by reference from Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed December 27, 1999.

(13) Incorporated by reference from Exhibit 99.2 filed with the Amendment to the Company's Current Report on Form 8-K filed December 29, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       5th Avenue Channel Corp. and Subsidiaries

Dated: June 19, 2001                   By: /s/ MELVIN ROSEN
                                           ------------------------------------
                                           Melvin Rosen: Chairman of the Board,
                                                         President and CEO


DATE           SIGNATURE                                 TITLE
----           ---------                                 -----


/s/ MELVIN ROSEN                                 Chairman of the Board
------------------------------------             and President
June 19, 2001                                (Principal Executive Officer)
Melvin Rosen


/s/ AURELIO ALONSO
------------------------------------
June 19, 2001
Aurelio Alonso                                  Chief Financial Officer
                                           (Principal Financial Officer and
                                                  Accounting Officer)

/s/ ERIC LEFKOWITZ
------------------------------------     Executive Vice President and Director
June 19, 2001
Eric Lefkowitz

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                -----------------



                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                             F-3

   Statement of Operations                                                   F-4

   Statement of Stockholders' Equity                                         F-5

   Statement of Cash Flows                                                   F-6

   Notes to Financial Statements                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
5th Avenue Channel Corp. and Subsidiaries
North Miami Beach, Florida

     We have audited the accompanying consolidated balance sheet of 5th Avenue Channel Corp. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 5th Avenue Channel Corp. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company sustained operating losses and negative cash flows from operations and has experienced difficulties meeting its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KAUFMAN ROSSIN & CO., PA
Miami, Florida
June 4, 2001

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS
Current Assets:
   Cash and cash equivalents, including $48,000 of restricted cash             $     62,806
   Accounts receivable, net                                                         200,734
   Other Receivable - related party                                                 175,000
   Inventory                                                                         13,942
   Prepaid expenses and other current assets                                         58,124
                                                                               ------------
      Total Current Assets                                                          510,606

Property and Equipment                                                            1,358,018

Licenses                                                                          2,465,437

Other Assets                                                                        195,569
                                                                               ------------
      Total Assets                                                             $  4,529,630
                                                                               ============

                      LIABILITIES AND DEFICIENCY IN ASSETS
Current Liabilities:
   Accounts payable and accrued liabilities                                    $  3,367,139
   Current portion of long-term debt                                                218,566
   Convertible short-term loans                                                     983,324
   Loans payable, related parties                                                    91,619
   Obligation under capital lease                                                   138,283
   Deferred revenue                                                                 175,700
                                                                               ------------
      Total Current Liabilities                                                   4,974,631

Long-Term Debt:
   License installment notes, net of current portion                                732,913
                                                                               ------------

      Total Liabilities                                                           5,707,544

Commitments, Contingencies, Subsequent Events and Other Matters                          --

Deficiency in Assets:
   Preferred stock, $.001 par value, 5,000,000 shares authorized; 500 shares designated as Series A; none issued and outstanding;
      1,500 shares designated as Series B; none issued and outstanding                   --
   Common stock, $.001 par value, 50,000,000 shares authorized;
      28,264,413 shares issued and outstanding                                       28,264
   Additional paid-in capital                                                    25,557,057
   Deficit                                                                      (26,763,235)
                                                                               ------------
      Total Deficiency in Assets                                                 (1,177,914)
                                                                               ------------
      Total Liabilities and Deficiency in Assets                               $  4,529,630
                                                                               ============


                 See notes to consolidated financial statements.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 2000



Revenue:
   Product sales, net of allowance of $261,228                     $  1,942,437
   Wireless cable television services                                 1,169,284
   Internet and Television                                              130,300
   Other revenues                                                       250,000
                                                                   ------------
                                                                      3,492,021

Direct Costs:
   Product sales                                                      1,731,770
   Wireless cable television services                                   321,063
                                                                   ------------
                                                                      2,052,833

Gross Margin                                                          1,439,188
                                                                   ------------

Operating Expenses:
   Selling, general and administrative                                9,280,605
   Depreciation and amortization                                      1,149,757
   Impairment of goodwill and other assets                            2,194,226
   Officers' remuneration for debt and equity facilitation            1,241,344
                                                                   ------------
                                                                     13,865,932
                                                                   ------------

Loss from Operations                                                 12,426,744

Other Income (Expense):
   Gain on sale of Costa Rica assets                                    166,635
   Interest income                                                       44,724
   Interest expense                                                    (563,295)
                                                                   ------------
                                                                       (351,936)
                                                                   ------------

Net Loss                                                           $(12,778,680)
                                                                   ============

Net Loss Per Common Share - Basic and Diluted                      $      (0.86)

Weighted Average Number of Shares Outstanding                        14,940,355
                                                                   ============


                 See notes to consolidated financial statements.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                          YEAR ENDED DECEMBER 31, 2000
                                                                                                                           Total
                                                                                                                       Stockholder's
                                                              Common Stock             Additional                         Equity
                                                      ----------------------------      Paid-In                        (Deficiency
                                                         Shares          Amount         Capital          Deficit        in Assets)
                                                      ------------    ------------    ------------    -------------    ------------
Balance, January 1, 2000                                12,214,702    $     12,215    $ 20,277,555    $ (13,984,555)   $  6,305,215

   Sale of common stock                                  1,579,166           1,579       1,155,883                        1,157,462
   Conversion per master facility agreement              2,038,387           2,038       1,285,964                        1,288,002
   Issuance of stock in payment of consulting fees       1,230,000           1,230         691,783                          693,013
   Issuance of stock to satisfy short-term loans and
      accrued interest                                      71,362              71         288,233                          288,304
   Conversion of debt and accrued liabilities by
      management and directors                          10,855,796          10,856       1,775,409                        1,786,265
   Issuance of stock for compensation to management         80,000              80         219,920                          220,000
   Issuance of stock in exchange for other security
      investments and services                             295,000             295       1,928,052                        1,928,347
   Reversal for contractual settlements
      and non performance                                 (100,000)           (100)     (2,142,997)                      (2,143,097)
   Issuance of options in payment of consulting fees                                        66,702                           66,702
   Issuance of warrants in payment of accrued interest                                      62,860                           62,860
   Issuance of options in exchange for other security
      investments                                                                           32,988                           32,988
   Acquisition costs and fees                                                              (85,295)                         (85,295)
         Net loss                                               --              --              --      (12,778,680)    (12,778,680)
                                                      ------------    ------------    ------------    -------------    ------------

Balance, December 31, 2000                              28,264,413    $     28,264    $ 25,557,057    $ (26,763,235)   $ (1,177,914)
                                                      ============    ============    ============    =============    ============


                See notes to consolidated financial statements.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          YEARS ENDED DECEMBER 31, 2000



Cash Flows from Operating Activities:
Net loss                                                           $(12,778,680)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                   1,149,757
      Impairment of goodwill and other businesses
        acquisitions assets                                           2,194,226
      Provision for asset impairment and equipment write-off            176,866
      Officers remuneration for debt and equity facilitation          1,241,344
      Compensation in form of common stock and options
        issued to consultants and directors                           1,239,149
      Stocks and warrants issued for payment of interest                305,662
      Gain on sale of assets                                           (166,635)
      Change in operating assets and liabilities:
          Decrease in accounts receivable                               354,780
          Decrease in inventory                                         196,544
          Decrease in prepaid expenses and other current assets         173,438
          Increase in accounts payable and accrued liabilities        1,769,520
          Increase in deferred revenue                                   84,300
                                                                   ------------
               Net cash used in operating activities                 (4,059,729)
                                                                   ------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                  (550,523)
   Proceeds from sale of Costa Rica Assets                              125,000
   Proceeds from sale of security investments                           389,515
   Increase in other assets                                             (92,297)
                                                                   ------------
               Net cash used in investing activities                   (128,305)
                                                                   ------------

Cash Flows from Financing Activities:
   Net proceeds from convertible short term loans                       983,324
   Net proceeds from sales of common stock                              520,000
   Proceeds from borrowings under master facility agreement           1,288,000
   Loans from related parties                                           223,000
   Repayment of note payable to related parties                        (480,556)
   Repayment of long-term debt                                             (847)
   Repayment of capital lease obligation                               (306,224)
                                                                   ------------
               Net cash provided by financing activities              2,226,697
                                                                   ------------

Net Decrease in Cash and Cash Equivalents                            (1,961,337)

Cash and Cash Equivalents, Beginning                                  2,024,143
                                                                   ------------

Cash and Cash Equivalents, Ending                                  $     62,806
                                                                   ============


                 See notes to consolidated financial statements.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND CAPITALIZATION

     The Company was organized as a Florida corporation on May 7, 1993 under the name Tele Consulting Corp. The Company changed its name to Tel-Com Wireless Cable TV Corporation on February 14, 1994. On March 8, 1999, the Company's Articles of Incorporation were amended to change the Company's name to 5th Avenue Channel Corp. and Subsidiaries and to increase the authorized number of shares of $0.001 par value common stock from 10,000,000 to 50,000,000 shares. All references to the name of the Company and the number of shares of common stock in the accompanying financial statements have been retroactively restated.

     The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock and to permit the Board of Directors, without shareholder approval, to establish such preferred stock in one or more series and to fix the rights, preferences, privileges and restriction thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. As of December 31, 2000, the Company had no preferred stock issued and outstanding.

     BUSINESS

     Until the end of 1997, the Company's primary business was the operation of wireless cable television systems in Costa Rica and LaCrosse, Wisconsin.

     During the fourth quarter of 1998, the Company acquired the 5th Avenue Channel, Inc. from the present Chairman. With this acquisition, the Company moved forward as a multi-media company that sought to utilize the convergence of the Internet and television to provide products and services to its clientele.

     In early 1999, the Company acquired the assets of International Broadcast Consultants of America, Inc. (IBC), including the rights to distribute a variety of products through retail, television and other channels of distribution. A stockholder of IBC is also an officer and director of the Company. Subsequently, the Company formed a wholly-owned subsidiary, 5th Avenue Channel Retail, Inc. to manage and expand the marketing, sale and distribution of consumer products.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     BUSINESS (Continued)

     In 2000, the Company launched the broadcasting of NetFinancialNews, a live financial news program produced in-house. Towards the end of the year the Company changed its focus from independent to embedded sponsorship programming, which is programming for corporate sponsors that is paid for in advance of production. Although the Company disposed of its wireless cable operation in Costa Rica in November 2000, the company continues to operate a wireless cable television system in Wisconsin and has licenses for microwave frequencies in Costa Rica. It still sells products to mass-market retailers across the country through its subsidiary, our business-to-business sales division.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of 5th Avenue Channel Corp. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of revenue and expenses for the operating periods presented. Material estimates as to which it is reasonably possible that a change in the estimate could occur in the near term consist of the allowance for impairment of certain licenses. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

     CASH AND CASH EQUIVALENTS

     For financial statement presentation purposes, the Company considers short-term, highly liquid investments with purchased maturities of three months or less to be cash and cash equivalents.

     At various times during the year, the Company had deposits in financial institutions in excess of federally insured limits. At December 31, 2000, the Company did not have deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes minimize these risks.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

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

     REVENUE

     Revenue is recognized when products are shipped to customers or upon performance of services. For each retail product sold, the Company estimates a provision for estimated returns. These amounts are recorded as a reduction of sales in the period in which the sale is recorded. In certain situations, the Company negotiates a policy with its suppliers for the Company to be reimbursed for the cost of actual returns while in most cases it receives a merchandise credit.

     DEFERRED REVENUE

     Payments and consideration received in advance from certain marketing contracts are recognized as revenue ratably over the terms of the contract, which can range from 12 to 24 months.

     INVENTORY

     Inventory, which is comprised of goods held for sale to customers, is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Gain or loss on disposition of assets is recognized currently. Depreciation and amortization expense is provided using the straight-line method for financial statement purposes and accelerated methods for federal income tax purposes over the estimated useful lives of the various assets, generally 5 to 10 years.

     LICENSES

     Costs incurred to acquire or develop wireless cable channel licenses are capitalized and amortized on a straight-line basis over their expected useful lives life of the license and expected renewal period), generally 15 years. Amortization of the licenses begins upon the commencement of operations. The Company continually evaluates the carrying value of the licenses. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less than their carrying values.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     GOODWILL

     Goodwill primarily related to the acquisitions of 5th Avenue Channel, Inc. and of IBC. Goodwill related to the acquisition of 5th Avenue Channel, Inc. was amortized on a straight-line basis over 5 years. Goodwill related to the acquisition of IBC was amortized on a straight-line period over 15 years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", The Company periodically evaluates whether events have occurred or circumstances exist that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. During 2000, the Company determined that the estimate of the undiscounted value of expected future operating cash flows related to the goodwill assigned to both 5th Avenue Channel, Inc. and IBC, did not support any carrying value at December 31, 2000. Accordingly, an impairment write-down of all goodwill and related acquisition costs totaling $2,194,226 was recorded.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, loans receivable, accounts payable, accrued liabilities, loans and notes payable and long-term debt. The carrying amounts of such financial instruments, as reflected in the consolidated balance sheet, approximate their estimated fair value as of December 31, 2000.

     WEBSITE AND SOFTWARE DEVELOPMENT COSTS

     Website and software development costs are accounted for in accordance with Statement of Position 98-1, "SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". Costs incurred in a preliminary project stage are being expensed as incurred. External direct costs, payroll and payroll related costs for those directly involved with a project and interest costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 34, "CAPITALIZATION OF INTEREST COST", are capitalized during the application development stage. Costs incurred during the post-implementation/operation stage are expensed as incurred.

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

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

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

     The Company's potentially issuable shares of common stock pursuant to outstanding stock options, performance shares related to the acquisition of 5th Avenue Channel, Inc., and warrants are excluded from the Company's diluted computation as their effect would be anti-dilutive.

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

     SEGMENT INFORMATION

     The Company follows the provisions of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS" OF AN ENTERPRISE AND RELATED INFORMATION. This standard requires that companies disclose operating segments based on the manner in which management desegregates the Company in making internal operating decisions.

     ADVERTISING AND PROMOTION COSTS

     Advertising and promotions costs are expensed as incurred. Advertising and promotion costs incurred for 2000 amounted to approximately $681,000.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

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

     Operations related to the Company's Costa Rican licenses (not presently in use) are regulated mainly by the Radio and Television Law - Ley de Radio y Television, No. 1758 of June 19, 1954, as amended, and the Regulation of Wireless Stations Reglamenta de Estaciones Inalimbrieds, No. 63 of December 11, 1956 and the Broadcasting Rule of Atlantic City and the International Agreements Regarding Broadcasting executed in Washington, D.C. in 1949.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB statement No. 125) ("SFAS No. 140"). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Company has determined that the impact of adopting SFAS No. 140 will not be material to its consolidated financial statements.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company has determined that the impact of adopting SFAS No. 133 will not be material to its consolidated financial statements.

     Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") issued by the Securities and Exchange Commission, became effective beginning the first quarter of 2000. The Company adopted SAB 101's treatment of guaranteed sales as recognizable when collected and impacted on the Company's revenue recognition policies during the second quarter of 2000.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS

     During 2000, and continuing in early 2001, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the consolidated financial statements, the Company has incurred net losses of approximately $12,779,000 in 2000 and as of December 31, 2000 the Company's consolidated financial position reflects a working capital deficiency of approximately $4,459,000. Management's plans with regard to these matters encompass the following actions:

     LIQUIDITY

     1.  FINANCING FROM THIRD PARTY SOURCES

         In 2001 the Company continued its equity fundraising efforts with a private placement accomplished with an investment banker under which $100,000 was raised in exchange for 222,222 of the Company's common stock. The Company is discussing equity lines of funding with a variety of other investment bankers.

     2.  FINANCING FROM SALE OF UNDER PERFORMING ASSETS

         The Company is presently considering the sale of certain operating divisions but has not yet made such determination.

     3.  FINANCING FROM PRIVATE LOANS

         The Company plans to continue accepting private loans, including convertible loans, to fund its operations until such time as its working capital is adequate.

     PROFITABILITY

     1.  BUSINESS PLAN

         The Company has formulated, and is in the process of implementing, a business plan intended to develop new and increased revenues and gross margins in all areas of operation. This plan includes the following:

         o Transitioning the television segment from producing a costly program with no independent sponsorship, to only producing embedded sponsorship programming, which is programming for corporate sponsors that is paid for in advance of production. This new method of production is intended to provide the Company the ability to work within a specified budget and realize a gross profit on the delivery of such services.

         o The Company plans to increase the profitability of the retail division by increasing orders, marketing new products and cross promoting products with the Home Shopping division, once developed. In addition, the Company is looking into developing markets internationally.

         o The Company is attempting to take advantage of perceived opportunities that currently exist for new broadband delivery capabilities and the coming convergence of television and the Internet. The Company is investing, when it believes it to be necessary, to develop these capabilities and to generate sales, advertising and other revenues.

         o The Company is attempting to increase the number of households subscribing to the Company's wireless cable television services in Wisconsin and expanding as an Internet Service Provider in Costa Rica.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

     2.  IMPROVEMENT IN OPERATIONAL COSTS

     Management continues its efforts to manage costs and to continually improve cost controls over operating costs and the cost of delivery of goods and services, so as to improve gross margins and profitability.

NOTE 3.  CONVERTIBLE SHORT-TERM LOANS

     As of December 31, 2000, the Company had received approximately $983,000 in convertible short-term notes payable. The notes bear interest at rates of 0% to 12 % per annum and are convertible at the holder's option at stated conversion rates ranging from $0.30 to $0.47 per share. As of this filing, $70,000 of the notes were converted to equity. Subsequent to December 31, 2000 the Company received an additional $125,000 from similar convertible short-term notes.

NOTE 4.  PROPERTY AND EQUIPMENT

                                                           Estimated Useful
                                                             Lives (Years)
                                                             -------------

     Leasehold improvements                                     7-10                      $    57,110
     Furniture, fixtures and office equipment                     7                           931,306
     TV signal rebroadcast and receiving equipment              5-10                          862,658
     Vehicles                                                     5                            23,723
     Web site software and hardware, newsroom facility          3-5,10                        444,403
                                                                                          -----------
                                                                                            2,319,200
     Less accumulated depreciation and amortization                                           961,182
                                                                                          -----------
                                                                                          $ 1,358,018
                                                                                          ===========
        Depreciation and amortization expense was $630,839 for 2000.

NOTE 5.  LICENSES

     LOCATION OF LICENSE
     United States:
        LaCrosse, Wisconsin                                                               $   371,493
        Stevens Point and Wausau, Wisconsin, net of $350,000 allowance for impairment         839,361
     San Jose, Costa Rica                                                                   1,962,000
                                                                                          -----------
                                                                                            3,172,854
        Less accumulated amortization                                                         707,417
                                                                                          -----------
                                                                                          $ 2,465,437
                                                                                          ===========
     Amortization expense was $518,918 for 2000.

     UNITED STATES LICENSES

     During 1993, the Company entered into agreements for the lease and purchase of certain channel licenses and for the lease and purchase of transmitting equipment and tower site usage in LaCrosse, Wisconsin. Pursuant to the agreements, the Company incurred $371,493 of costs related to the channel licenses.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  LICENSES (Continued)

     UNITED STATES LICENSES (Continued)

     On March 28, 1996, the Federal Communications Commission (FCC) completed its auction of authorizations to provide single channel and Multi-Channel Multi-Point Distribution Service (MDS) in 493 Basic Trading Areas. The Company won bids in three markets: Hickory-Lenoir-Morganton, NC; Wausau-Rhinelander, WI; and Stevens Point-Marchfield-Wisconsin Rapids, WI. The Company's total bid for these three markets was $3,046,212. The Company made the full 10% down payment of $304,622 for all three markets but only made the second 10% down payment of $118,946 on the two Wisconsin markets, as the Company decided to default on the Hickory, NC license.

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

     The Company has accrued, but has not paid, the required interest payment of $115,620, which was due on October 31, 1998, or the payment of $21,702, which was due on January 31, 1999. In April 1999, the Company tendered the first interest-only installment payment, with the conditional endorsement that these payments were to be applied to the Wisconsin licenses.

     The installment checks were returned because of the conditional endorsement. The waiver request was resubmitted by the Company on May 14, 1999 and the Company is now awaiting action by the FCC. In effect, on the due date for the first installment payments, the Company petitioned the Commission for a waiver of the provision of the auction rules which state that any amount which may be due for the Company's default in Hickory, North Carolina, may be applied from the payments made for Wausau and Stevens Point, thus causing those licenses to go into default as well. The Commission has not yet ruled on the Company's petition. When a ruling is made, the notes will have to be brought current. At December 31, 2000, the Company has accrued but has not paid a total of $302,405 of interest charged by the FCC on the two notes. The total obligations have been presented as long-term debt in the accompanying consolidated financial statements based upon the opinion of special counsel that under the circumstances these obligations are not considered to be in technical default.

         Future required principal payments are as follows:
            Year ending December 31:

               2001                                            $ 218,566
               2002                                              105,563
               2003                                              115,530
               2004                                              126,305
               2005                                              138,365
               Thereafter                                        247,150
                                                               ---------
                                                               $ 951,479
                                                               =========

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  LICENSES (Continued)

     UNITED STATES LICENSES (Continued)

     In 1998, the Company recorded a $350,000 impairment allowance relating to the Stevens Point and Wausau, Wisconsin licenses. The Company believes the value of these licenses declined by the estimated allowance recorded. At December 31, 2000, these licenses have not been placed in service.

     On September 1, 1996, the unpaid license fee payable of $1,671,175 for the Hickory, NC license was in default. According to Section 21.959 in the FCC MDA Audit Information Package, a maximum default payment of 3% of the defaulting bidder's bid amount was due to the FCC. This amount, $65,544, was charged to operations in 1996. The remaining $120,142 of the deposit submitted to the FCC for Hickory, NC was charged to operations in the fourth quarter of 1997.

     According to the FCC's bidding rules, the Company will be liable to the FCC for the difference between the Company's winning bid and a lower winning bid received by the FCC in a subsequent reauction of this license. The FCC has not yet announced plans to reauction the Hickory, NC license and no liability has been recorded for the potential shortfall of a re-auction as the Company is not able to estimate what the shortfall may be, if any.

     COSTA RICA LICENSES

     In November 2000, the Company's Board of Directors passed a resolution approving the sale of all the assets it owned in Costa Rica, except for the microwave equipment and frequencies (see Note 7).

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable                                      $ 1,856,649
         Accrued interest on license fee payable                   302,405
         Other accrued liabilities                               1,208,085
                                                               -----------
                                                               $ 3,367,139
                                                               ===========

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  RELATED PARTIES TRANSACTIONS

GRANT OF STOCK OPTIONS AND STOCK

     In January 2000, the Company granted options for the purchase of a total of 900,000 shares of common stock to its President/Chief Executive Officer/Chairman. 800,000 of these options are exercisable at a price equal to the fair market value of the Company's common stock at the date of grant and 100,000 have at an exercise price equal to 110% of the Company's common stock at the date of grant. 660,000 of the options vest immediately while the remaining options vest at the rate of 20,000 a month. In addition, the Company granted the executive options for the purchase of 30,000 shares of the Company's common stock and a total of 150,000 shares of common stock for each six months of employment commencing January 1, 2000, at exercise prices ranging from $10.00 to $20.00 per share after a vesting period of 6 months.

     In January 2000, the Company granted a total of 547,000 stock options to some of its executives. The options are at an exercise price equal to the fair market value of the Company's common stock at the date of grant. 175,000 options vest immediately while the remaining options vest on a monthly basis. In addition, the Company granted the executives options for the purchase of 50,000 shares of the Company's common stock and a total of 225,000 shares of common stock for each six months of employment commencing January 1, 2000, at exercise prices ranging from $10.00 to $20.00 per share having a vesting period of six months.

     The Company recognized compensation expense of $220,000 relating to the grant of shares to the above executives.

SALE OF ASSETS IN COSTA RICA

     In November 2000, the Company entered into an agreement to sell all of its assets in Costa Rica except for microwave equipment and frequencies to UOL de Costa Rica, S.A., a company wholly-owned by the then manager of the Company's operations in Costa Rica. The purchase price was $2,350,000, of which $300,000 was payable in cash. The balance of the purchase price, $2,050,000, was paid through the assumption by the buyer of debt owed by the Company to Melvin Rosen, the President and Chief Executive Officer.

     The foregoing transaction was approved by a quorum of disinterested directors under applicable Florida law. However, the Company has chosen to submit this matter to its shareholders for ratification. If the shareholders fail to ratify the sale, the Company will reverse the transaction and return all funds paid by the buyer together with any amounts expended by the buyer for capital improvements.

     The Company has the right to find a new buyer for the Costa Rica operations through November 15, 2001. The purchase price must be in excess of $2,585,000. The original purchaser has the right to match an offered price. If the original buyer declines to match the price, the Company must, at closing, pay the original buyer $2,585,000 plus interest at one percent per month from the date of the original closing, together with reimbursement for all expenditures for capital and fixed assets made during his ownership.

     The transaction resulted in the Company recognizing a gain from the sale of assets of approximately $ 167,000.

OFFICERS' BONUSES

     In September 2000, the Company's Board of Directors resolved that certain officers be remunerated for their efforts in facilitating the acquisition of working capital through various means such as deferment of payments due them, personal guarantees, loans to the Company, and debt to equity conversions in lieu of loan repayment. The Chairman, Mr. Rosen, was awarded $ 1,000,000 and the Executive Vice President, Mr. Lefkowitz, was awarded $ 241,344 as compensation for their individual efforts.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  RELATED PARTIES TRANSACTIONS

LOANS PAYABLE

Loan payable to former CEO and director, interest
   at 10%, no specified maturity date                    $  18,450

Loan payable to current director, interest
   at 10%, no specified maturity date                       33,169

Loans payable to current officers, interest
   at 10%, due on demand                                    40,000
                                                         ---------
                                                         $  91,619
                                                         =========

     During 2000, interest expense charged on related party loans totaled approximately $175,000.

NOTE 8.  MASTER FACILITY AGREEMENT

BACKGROUND

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

PURCHASE OF SHARES UNDER THE EQUITY PURCHASE AGREEMENT

     Under each equity purchase agreement Fusion Capital will purchase shares of the Company's common stock by "converting" a specified dollar amount of the outstanding principal balance into common stock. Subject to the limits on conversion and the termination rights described below, each month during the six-month term of the equity purchase agreement Fusion Capital will have the right to convert up to $1,000,000 of the principal amount of the equity purchase agreement, plus any amounts for any prior month

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  MASTER FACILITY AGREEMENT (Continued)

PURCHASE OF SHARES UNDER THE EQUITY PURCHASE AGREEMENT (Continued)

that have not yet been converted, into shares of the Company's common stock at the applicable conversion price. The conversion price per share is equal to the lesser of: the lowest sale price of the Company's common stock on the day of submission of a conversion notice by Fusion Capital; or the average of the four lowest closing bid prices of the Company's common stock during the 20 trading days prior to the submission of a conversion notice by Fusion Capital; or 140% of the average of the closing bid prices of the Company's common stock for the 10 trading days immediately preceding the date of the applicable equity purchase agreement (in the case of the first equity purchase agreement only, this shall not be less than $8.25). This is referred to as the "Fixed Conversion Price."

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

ADDITIONAL SHARES ISSUED TO FUSION CAPITAL

     Under the terms of the master facility agreement, in connection with the execution of the first equity purchase agreement, Fusion Capital will receive additional shares of the Company's common stock as a commitment fee. The shares to be issued to Fusion Capital will be equal to: 12% of $6,000,000, or $600,000, divided by the lower of (1) the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the trading day that is two trading days prior to the closing date for the first equity purchase agreement and (2) $2.775, the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the trading day that is two trading days prior to the date of the amended and restated master facility agreement, plus 3% of $6,000,000, or $180,000, divided by the lower of (1) the average of the closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the trading day that is two trading days prior to the closing date for the first equity purchase agreement and (2) $2.775, the

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  MASTER FACILITY AGREEMENT (Continued)

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

     The agreement also provides for the following: Adjustments to the conversion price for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the ten trading days in which the closing bid price is used to compute the conversion price; Fusion Capital's rights to convert the entire remaining principal amount of the equity purchase agreement upon the occurrence of "major transactions" as defined in the agreement; Fusion capital's agreement not to short-sell or hedge the Company's common stock during any time prior to the termination of the agreement; and The Company's agreement not to issue, or enter into any agreement with respect to the issuance of any variable priced equity or variable priced equity-like securities unless it has obtained Fusion's Capital prior written consent.

     As of December 31, 2000, the Company had drawn $1,288,000 under the Agreement and Fusion had converted the amount into 2,038,387 shares, including 324,324 shares, as the commitment fee. All the principal had been converted as of December 31, 2000.

     As a result of a large decline in the market share price of the Company's stock since the signing of the Equity Purchase Agreement with Fusion Capital Fund II, LLC on May 4, 2000, the following results have occurred. In exchange for the receipt of $1,288,000 of funding, the Company issued Fusion Capital 1,824,324 registered shares and 214,063 unregistered shares. It is unlikely that the Company could receive the full $12,000,000 committed to the Company without registering more shares. Even if more shares were registered, the conversion of shares at low share prices is not very attractive to the Company. At December 31, 2000, all principal drawn by the Company had been converted with no other obligations remaining for either party.

NOTE 9.  STOCK SUBSCRIPTION AGREEMENT

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

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. AMENDMENT TO SHARES EXCHANGE AGREEMENT AND CONSULTING AGREEMENT

     Effective December 10, 1998, the Company acquired 100% of the capital stock of The 5th Avenue Channel, Inc. ("5th Avenue") for 335,000 shares of the Company's common stock and agreed to issue up to 665,000 additional "performance shares" as follows: 332,500 shares if 5th Avenue achieves gross revenues in excess of $10,000,000 for any calendar quarter and the remaining 332,500 shares if 5th Avenue achieves either gross revenues in excess of $25,000,000 for any calendar quarter or net income in excess of $1,000,000 for any calendar quarter.

     On April 24, 2000 and effective December 31, 1999, the agreement was amended to reduce the number of possible performance shares to be issued from 665,000 to 335,000. The amendment further limits the period in which the performance shares can be earned to September 30, 2003.

     As an integral part of the acquisition of 5th Avenue, the Company had entered into a Consulting Agreement with Ivana Trump for "on air" marketing and other promotional services. Ms. Trump was Chairman for one of the Company's subsidiaries and was a minority stockholder of 5th Avenue prior to its acquisition. Ms. Trump was to receive $10,000 per month and additional remuneration based upon appearances. In addition, she received options to purchase up to 700,000 shares at various exercise prices ranging from $5 to $15 per share. The options were to expire in December 2001. The agreement had an initial term expiring on December 31, 2001 and was renewable for successive additional one-year terms unless either party provides specified written notice of non-renewal.

     On April 24, 2000, the Consulting Agreement was canceled. Under a Termination and Settlement Agreement, the obligations of Ms. Trump referred to in the Consulting Agreement as "Consultant's Duties", and likewise, the obligations of the Company to pay Ms. Trump the consulting fees were terminated. In addition, Ms. Trump waived any right she may have to the 700,000 shares of the Company's common stock provided by the Consulting Agreement, and to the possible issuance of 35,000 performance shares which she was entitled to receive under certain conditions as per the Amended Share Exchange Agreement dated April 24, 2000.

NOTE 11. OPERATING AGREEMENTS

TELEVISION BROADCASTING FACILITY

     On January 10, 2000, the Company entered into an agreement with a television broadcasting facility to lease space for its television studio and newsroom and utilizes the control room and uplink facilities of the studio. On March 1, 2000, this agreement was amended to also include technical equipment for producing the live television show and programming. This agreement was further amended effective November 6, 2000 reducing the monthly fees for these services to $50,000 from $92,000, maintaining a half hour uplink instead of eight hours and self staffing the control room. This agreement was for one year with a one-year renewal option. On November 15, the landlord pursued a lockout action against the Company and its staff in breach of the agreement. In March 2001, the landlord filed a lawsuit against the Company claiming damages and rent of approximately $76,000. The Company filed a counterclaim against the landlord claiming damages of approximately $1,000,000. The outcome of these actions, as well as the extent of the Company's liability, if any, can not be determined at this time.

CARRIAGE AGREEMENTS

     On March 2, 2000, the Company entered into an agreement with America's Voice, Inc. for the insertion and distribution of its television programming into America's voice network distribution. The agreement granted to the Company two hours per weekday commencing on March 6, 2000 and was to expand to twelve hours per day on April 16, 2000.

     On March 23, 2000, the Company entered into an agreement with Comcast Cable Communication, Inc. ("Comcast") for cable casting of its television programming over

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. OPERATING AGREEMENTS (Continued)

CARRIAGE AGREEMENTS (Continued)

certain channels complimentary to America's Voice. This agreement superceded a previous agreement dated September 22, 1999 between the Company and Comcast. The agreement also provided for promotional spots on the Comcast system on other channels appropriate for the promotion of the Company's financial programming. The monthly fee to the Company was $5,000.

     On November 3, 2000, the Company entered into an agreement with ALLNEWSCO, Inc. d/b/a NewsChannel8 to provide the carriage for its television programming in portions of the states of Maryland, Virginia, West Virginia and the District of Columbia and over the Internet at their web site NEWS8.NET. As of the effective date of this agreement, the Company had ceased carrying its program with America's Voice and Comcast. The cost to the Company was a 50/50 inventory split on available television advertising spots and a link exchange between the Company's web site and that of ALLNEWSCO, Inc.

     As of this writing, the Company is no longer providing carriage for its television programming with America's Voice, Inc., Comcast Cable Communication, Inc. or ALLNEWSCO, Inc. nor does it air a live daily program.

DISTRIBUTION AGREEMENT

     On March 21, 2000, the Company signed an agreement with a company to "host, serve, and stream" the Company's television broadcast over a distributed network at various bandwidths for Internet distribution. The Company will share revenue for various advertising and media content products. The Company will earn warrants to purchase 100,000 shares of the distributor's common stock (4,167 warrants monthly) over the two year term of the agreement, having an exercise price equal to the price of the distributor's common stock as used in the distributor's Employee Stock Option Plan on the date of grant. The warrants will vest after three months and have an expiration term of two years after the distributor's expected initial public offering. In exchange, the Company will grant the distributor options to acquire 100,000 shares of the Company's common stock, (4,167 options per month) which will be valued at fair market value at date of grant and shall be governed by the terms of the Company's Stock option Plan.

CO-MARKETING AGREEMENT

     In May 1999, the Company entered into a two-year co-marketing agreement with a privately held online securities brokerage firm. This agreement was revised in March 2000. Under the revised agreement, the Company received 500,000 restricted shares of the online entity in exchange for 195,000 restricted shares of the Company's common stock to be provided to the online entity. The agreed upon fair market value of this transaction was $390,000 and was recorded in the balance sheet within security investments. Subsequently, this online entity was acquired conditionally requiring our sale of the securities for an adjusted amount of $389,518. The sale was effectuated in July 2000. Additionally, the buyer entered into a new advertising agreement with the Company which superceded the one with the online entity. The agreement runs through September 30, 2001 and totals $200,000 in advertising revenues of which $80,000 has been recognized in 2000. Deferred revenue of $120,000 resulted from an advance on this transaction and from the remaining revenue to be earned under the contract and is reported under current liabilities. Further, for its part in the acquisition, the Company received a finders fee of $250,000.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. OPERATING AGREEMENTS (Continued)

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

     Since the parties have not rendered this agreement effective, and since the exchange of shares had not taken place as of December 31, 2000, no transaction has been recorded.

     On March 16, 2000, the Company entered into an agreement with an entity providing certain analysis and information about Initial Public Offerings
(IPOS). The agreement provides for the entity to grant the Company the royalty free right to use IPO clips on its internal sites for users around the world. The Company will pay the entity 50% of all net revenues actually received by the Company from advertising that will appear prior to, during and subsequent to the playing by a viewer of any video or audio derived from an IPO clip, or any video or audio containing content from an IPO clip. In addition, the Company granted the entity options to purchase 100,000 shares of the Company's common stock at a price equal to the closing price of the Company's common stock on March 16, 2000. Such options will vest and be delivered as follows: 33,333 upon signing of the agreement, 33,334 on July 16, 2000 and 33,333 on November 16,2000. The shares issuable upon exercise of the options will be subject to standard piggyback registrations provisions.

     The Company estimated the fair market value of the options granted to the entity using the Black-Sholes option-pricing model. During the quarter ended March 31, 2000, the Company recognized a deferred expense of $439,100 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred expense was being amortized over the period in which the options would have been delivered and the unamortized balance was presented as a reduction of stockholder's equity. During September 2000, the aforementioned transaction was been reversed to reflect the nonperformance status of this agreement by eliminating the deferred expense and reducing additional paid-in capital.

PUBLIC RELATIONS AND FINANCIAL CONSULTING SERVICES AGREEMENTS

     On February 1, 2000, the Company signed an agreement with a media company to provide public and corporate relations services to the Company for a fee of $10,000 and 1,000 shares of common stock per month. The contract was for six months and expired in July, 2000.

     On February 23, 2000, the Company entered into an agreement with an internet advertising agency for the development of the Company's advertising revenue model, the marketing of the Company's website on other websites, and the optimization of results from search engines. The contract was for six months and the cost of the services was $60,000 of which $20,000 was in the form of options to acquire 10,000 shares of the Company's common stock at an exercise price equivalent to the closing price of the Company's common stock on March 1, 2000. The Company recorded a deferred compensation expense of $20,000 equal to the value of the options granted. The deferred compensation expense was amortized into consulting expense over the term of the agreement.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. OPERATING AGREEMENTS (Continued)

LETTER OF AGREEMENT

     On March 27, 2000, the Company entered into a letter of intent to grant specific geographic territories for legal advertising over the internet to a third party. A component of this agreement is to grant the third party warrants to purchase 200,000 shares of the Company's common stock at various prices, with the shares underlying these warrants being registered under the Securities Act 1933, as amended. The Company is to receive total fees of $500,000 from the third party; however, if the third party does not recover all of its investment within eighteen months, the Company shall have the right to purchase the territories back from the third party in the form of common shares. The third party paid $50,000 under the terms of the agreement, with the remaining balance to be paid on a schedule basis.

     The Company estimated the fair market value of the warrants granted to the entity using the Black-Sholes option-pricing model. The Company recognized a deferred cost of $797,847 equal to the estimated value of the options, with a corresponding credit to additional paid-in-capital. The deferred cost would have been recognized against earned revenue, instead the unamortized balance, which was presented as a reduction of stockholders' equity, has been reversed since the agreement was terminated pursuant to a settlement in which the Company purchased the territories back from the third party and repaid the third party's investment of $200,000 by issuing to the third party 716,666 shares of restricted stock. No revenue has been recognized through December 31, 2000.

TELEVISION CONTENT AGREEMENTS

     The Company has entered into agreements with several companies to provide text and video content for the company's television programming. The cost of these services is approximately $7,500 a month.

CONSULTING AGREEMENTS

     On September 14, 2000, the Company entered into separate agreements with two parties for consulting in the areas of management advice and assistance with outside professionals such as accountants and attorneys. As compensation, the Company registered 1,000,000 shares in an October 20, 2000 S-8 filing, 500,000 shares to be issued to each consultant. The original agreement between the parties included the right to options of the Company's common stock, which right has since been waived by the consultants.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company leases its offices, certain operating facilities and equipment under several operating leases with terms expiring through 2003.

     Future minimum lease payments under these operating leases are approximately as follows:

         Year ending December 31:
            2001                                 $  258,000
            2002                                    151,000
            2003                                     93,000
                                                 ----------
               Total                             $  502,000
                                                 ==========

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

     During 2000 the Company also rented office space in Costa Rica from the President/Chairman of the Board. There was no formal agreement regarding the rental of the Cost Rica property and, accordingly, those arrangements were on a month-to-month basis.

     Total rent expense was approximately $ 939,000 for 2000. Of this amount, approximately $25,000 of rent was paid by the Company to the President/Chairman of the Board for the rented office space of the Costa Rica property lease.

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

     EMPLOYMENT AGREEMENTS

     During 1999, the Company entered into various employment agreements with certain management personnel. The agreements expire on December 31, 2003 and provide for approximate annual salaries as follows:

         Year ending December 31:
            2000                                 $   415,000
            2001                                     250,000
            2002                                     250,000
            2003                                     250,000
                                                 -----------

                                                 $ 1,165,000
                                                 ===========

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

     On December 1st, 2000, the Company entered into a Marketing Agreement, with Seabird Limited, ("Seabird") a marketing and tourism operator, that grants the non-exclusive right to market our retail products, advertising, television and internet production services, and programming throughout the European market. In order to provide Seabird with an incentive to enter into the Marketing Agreement, the Company determined that it was desirable to grant Seabird an option to purchase five million shares of the Company's common stock. This grant is subject to certain restrictions. The exercise price is fifty cents ($0.50), the term is for one year, the option exercise must be in 100,000 blocks unless the requirement is waived, Seabird cannot sell or pledge the shares until such time as the share price is over two dollars ($2.00) and the entire agreement is subject to the approval of the Board of Directors. There has been no approval by the Board of Directors and no attempt to exercise by Seabird.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13. COMMON STOCK

     As compensation, the Company registered 1,000,000 shares of its common stock, 500,000 shares issued to each of two consultants, in an October 20, 2000 S-8 filing for a total of $ 406,200. During the year the Company issued 230,000 shares of common stock to several consultants for payment of consulting fees totaling $286,813.

     For the year, the Company issued 321,362 shares of its common stock to certain individuals in repayment of short-term loans of $373,929.

     In November 2000, the Chairman of the Board and the Executive Vice President converted an aggregate of $1,741,344 of debt into 10,000,000 and 772,300 shares, respectively, of the Company's common stock. Of this amount, $ 1,241,344 resulted from their remuneration for debt and equity facilitation. Also, an outside director converted debt of $ 44,921 into 83,496 shares of the Company's common stock.

     In March 2000, the Company issued 80,000 shares of its common stock to certain executives for total compensation of $ 220,000.

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

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividend yield; an expected life of three to five years; 135% expected volatility and 5.30% risk free interest rate.

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

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK OPTION PLAN (Continued)

     Under the accounting provisions of SFAS 123, the Company's proforma net loss and loss per share amounts increased by $(.07) and $(.06), respectively.

     A summary of the status of options granted to employees and non-employees under this plan and additional options granted outside of the plan as of December 31, 2000 and changes during the year then ended are presented below:

                                                                                           2000
                                                                                           ----
                                                                                                   Weighted
                                                                                                   Average
                                                                                                   Exercise
                                                                                   Shares           Price
                                                                                  ---------        --------
Balance at beginning of year                                                       1,097,360       $ 7.23
   Previously not reported                                                         1,000,000         3.00
                                                                                  ----------        -----
   Adjusted Beginning Balance                                                      2,097,360         5.21

Options granted                                                                    9,232,676         2.95
Options exercised                                                                     (9,000)        0.05
Options expired                                                                   (5,763,360)        1.61
                                                                                  ----------       ------
Balance at end of year                                                             5,557,676       $ 5.55
                                                                                  ==========       ======

     The following table summarizes information about options under the plan and those issued outside of the plan, which are outstanding at December 31, 2000:

                              Options Outstanding                                  Options Exercisable
     ----------------------------------------------------------------------   -----------------------------
                               Weighted                            Weighted                        Weighted
                                Number            Average           Average        Number           Average
      Range of Exercise     Outstanding At       Remaining         Exercise    Exercisable At      Exercise
           Prices         December 31, 2000   Contractual Life       Price    December 31, 2000      Price
     ------------------   -----------------   ----------------    ---------   -----------------    --------

     $ 0.19 - 0.90                 544,469             2.34           0.54           381,968         0.59
       1.00 - 1.97                 620,067             2.30           1.05           620,067         1.05
       2.00 - 2.78               2,358,907             3.96           2.67         2,358,907         2.67
       3.00 - 3.88                 147,000             3.13           3.13           147,000         3.13
       4.00 - 4.16                  84,000             3.21           4.01            84,000         4.01
       5.00 - 5.85                 519,000             2.31           5.01           519,000         5.01
       6.00 - 6.75                  33,901             2.23           6.21            33,901         6.21
       7.07 - 7.56                 108,166             2.63           7.20           108,166         7.20
       8.25 - 8.63                  21,666             2.34           8.47            21,666         8.47
       10.00                       373,500             4.49          10.00           373,000        10.00
       15.00                       373,500             4.49          15.00           373,000        15.00
       20.00                       373,500             4.49          20.00           373,000        20.00
                                 ---------            -----          -----         ---------        -----
                                 5,557,676             3.16           5.15         5,395,175         5.22
                                 =========            =====          =====         =========        =====

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. INCOME TAXES

     No income tax benefit has been reflected in the accompanying financial statements for 2000 due to the significant uncertainty that exists regarding the realization of deferred tax (see below).

     The components of the deferred tax asset as of December 31, 2000 were approximately as follows:

         Deferred income tax assets:
            Net operating loss carryforwards                       $   8,500,000
            Other                                                        500,000
                                                                   -------------
         Gross deferred tax asset                                      9,000,000
         Valuation allowance                                          (9,000,000)
                                                                   -------------
                                                                   $          --
                                                                   =============

     As of December 31, 2000, the Company estimates that it has net operating loss carryforwards of approximately $ 24,000,000, which expire in various years through 2020; however, the utilization of the benefits of such carryforwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of $ 9,000,000, which related to the net operating losses, and other temporary differences, has been established.

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

NOTE 16. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the year ended December 31, 2000:

     Numerator for basic and diluted loss per share - net loss     $ 12,778,680
                                                                   ============
     Denominator for basic and diluted loss per share -              14,940,355
        weighted average shares                                    ============

     Basic and diluted net loss per common share                   $      (0.86)
                                                                   ============

     All instruments which were convertible into shares of common stock, were excluded in the computation of diluted loss per share because their effect would be anti-dilutive.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

     Certain supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 2000 is as follows:

                                                                                     2000
                                                                                  ----------
     Cash paid during the year for:
        Interest                                                                  $   73,205
     Non-cash investing and financing activities:
        Loan payable to President assumed by purchaser of Costa Rican assets       2,050,000
        Equipment acquired under capital lease                                       440,000
        Receivable resulting from sale of Costa Rica assets                          175,000
        Shares and options issued in exchange for shares                             390,000
        Shares issued for equity acquisition cost                                    780,000
        Shares issued for repayment of loans                                         906,388
        Shares issued for interest accrued on loans                                  248,545
        Shares issued to CEO/Chairman for
           accrued salaries                                                          450,000

     Issuances and receipts of certain shares in 2000 were reversed due to nonperformance of agreements.

NOTE 18. SEGMENT INFORMATION

     OPERATING SEGMENTS, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION

     During 2000, the Company operated in various segments as follows:

          o    Product sales
          o    Wireless cable television services:
                   Costa Rica
                   Wisconsin
          o    Internet/television
          o    Corporate

     In 2000, the Company had wireless cable television operations in Costa Rica and Wisconsin. Corporate overhead expenses are exclusively included in the Internet and television segment for 2000 due to the shift in the Company's business model from focusing on wireless cable to the Internet and television production.

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

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 18. SEGMENT INFORMATION (Continued)

     OPERATING SEGMENTS, GEOGRAPHIC, CUSTOMER AND SUPPLIER INFORMATION
     (Continued)

     Information regarding the Company's geographic business units follows (in thousands):

                                                                       Wireless Cable
                                                                    Television Services
                                                                    -------------------
                                                Product    Costa
                                                 Sales      Rica    Wisconsin   Internet  Corporate    Total
                                                 -----     -----    ---------   --------  ---------    ------
December 31, 2000 and the year then ended:

     Revenue                                    $ 1,942   $   952    $   218    $   130   $   250    $ 3,492
                                                =======   =======    =======    =======   =======    =======
        Operating income (loss) before
        depreciation and amortization              (513)      228        (74)    (3,453)   (4,029)    (7,841)

        Depreciation                                 26       157        112        214       359        868

        Amortization                                          255         27                             282
                                                -------   -------    -------    -------   -------    -------
        Operating loss                             (539)     (184)      (213)    (3,667)   (4,388)    (8,991)
                                                =======   =======    =======    =======   =======    =======

        Impairment of assets                                                                2,194      2,194

        Remuneration for debt & equity
           Facilitation                                                                     1,241      1,241

        Identifiable assets                         291        --      1,477        694    (2,068)     4,530
                                                =======   =======    =======    =======   =======    =======
        Capital expenditures                          0        39          1        225       730        995
                                                =======   =======    =======    =======   =======    =======

     In 2000, sales to two customers accounted to approximately 38% and 31%, respectively of the Company's total revenue derived from product sales. At December 31, 2000, these customers represented approximately 589% and 24%, respectively, of accounts receivable.

     In 2000, purchases from one supplier accounted for approximately 70% of the Company's total purchases for product sales.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 19. FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2000, the Company recorded certain adjustments that are considered material to the Company's financial position and operating results for the fourth quarter of 2000. The following is an analysis of these adjustments:

                                                             Increase (Decrease)
                                                  ----------------------------------------   (Increase)
                                                                              Stockholders'   Decrease
                                                     Assets      Liabilities     Equity       Net Loss
                                                  -----------    -----------   -----------   -----------
     Adjustment to write-off related
     parties notes from business
     acquisition                                  $  (316,939)                               $  (316,939)

     Adjustment to write down security
     Investment and other assets                     (119,829)                                  (119,829)

     Adjustment to write-off goodwill              (1,842,036)                                (1,842,036)

     Adjustment for officers' remuneration
     Of debt an equity facilitation                                1,241,344                  (1,241,344)

     Adjustment to off-set receivable
     against balance payable to vendor               (142,904)      (142,904)

     Adjustment for conversion of debt
     Into equity by management and
     director                                                     (1,786,265)    1,786,265
                                                  -----------    -----------   -----------   -----------
                                                  $(2,421,708)      (687,825)    1,786,265   $(3,520,148)
                                                  ===========    ===========   ===========   ===========

     Per share                                                                               $     (0.24)
                                                                                             ===========

NOTE 20. SUBSEQUENT EVENTS

     ACQUISITION OF LAND

     On January 10, 2001 the Company purchased four properties located in Canada, for five million (5,000,000) shares of restricted common stock of the Company. It was the Company's intention to borrow against the properties for needed capital. While the closing agreement has been signed, the closing documents have not been exchanged, title has not been transferred and the five million (5,000,0000) shares have not been issued.

     ACQUISITION OF EBN

     On March 14, 2001, the Company acquired WEBN-TV Educational Broadcasting Network, Inc. (WEBN-TV), a television production office in Boca Raton, Florida for 25,000 shares of the Company's common stock, valued at approximately $15,000, approximately $20,000 in assumed liabilities, $5,000 in cash and 25,000 performance shares to management/former owners in the event that certain goals are met by the first anniversary. WEBN-TV has less than $50,000 total assets and estimated annual revenues of approximately $1,000,000.

     ACQUISITION OF GO2AMERICA

     On April 1, 2001 the Company acquired Go2America, LLC (G2A), a regional Internet Service Provider servicing eleven cities with nine Points of Presence in central and north central Wisconsin. The Company issued 1,850,000 shares of its common stock valued at approximately $463,000, the company agreed to a tax indemnification, if any, for which the Company is obligated to deposit $200,000 in escrow, and the Company assumed capital lease obligations of approximately $300,000. G2A at the time of acquisition, had approximately $800,000 in equipment and 11,000 subscribers estimated to generate $2,000,000 in annual gross revenue. The Purchase and Contribution Agreement, requires the Company to contribute the aforementioned assets into a newly formed 80% owned subsidiary of the Company with the remaining 20% minority interest owned by the former management/partners of G2A. This subsidiary will integrate our existing Wisconsin wireless cable operations with its high-speed broadband wireless Internet access. The new management team will be comprised of both companies with the lead being assumed by G2A's former top executives.

                            5TH AVENUE CHANNEL CORP.
                          INDEX TO FINANCIAL STATEMENTS


                           DECEMBER 31, 1999 and 1998
                           --------------------------

                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-33

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                            F-34

   Statements of Operations                                                 F-35

   Statements of Stockholders' Equity                                       F-36

   Statements of Cash Flows                                                 F-37

   Notes to Financial Statements                                            F-38

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



                            RACHLIN COHEN & HOLTZ LLP

                                 Miami, Florida
                                 March 28, 2000

                            5TH AVENUE CHANNEL CORP.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999



                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                   $  2,024,143
   Accounts receivable, net of allowance of approximately $356,000                  555,514
   Inventory                                                                        210,486
   Current portion of notes receivable, related parties                              23,012
   Loans receivable, related parties                                                 64,912
   Prepaid expenses and other current assets                                        143,640
                                                                               ------------
      Total current assets                                                        3,021,707

Property and Equipment                                                            1,500,411

Licenses                                                                          4,331,897

Goodwill                                                                          2,078,292

Notes Receivable, Related Parties                                                   310,353

Other Assets                                                                        222,699
                                                                               ------------
                                                                               $ 11,465,359
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                    $  1,343,029
   Accrued payroll, President/Chairman of the Board                                 450,000
   Current portion of long-term debt                                                 87,433
   Loans payable, related parties                                                    55,081
   Loans payable, President/Chairman of the Board                                 2,268,308
   Deferred revenue                                                                  91,400
                                                                               ------------
      Total current liabilities                                                   4,295,251
                                                                               ------------

Long-Term Debt:
   License installment payment plan notes, net of current portion                   864,893
                                                                               ------------

Commitments, Contingencies, Subsequent Events and Other Matters                          --

Stockholders' Equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized; 500 shares designated as Series A; none issued and outstanding;
      1,500 shares designated as Series B; none issued and outstanding                   --
   Common stock, $.001 par value, 50,000,000 shares authorized;
      12,214,702 shares issued and outstanding                                       12,215
   Additional paid-in capital                                                    20,277,555
   Deficit                                                                      (13,984,555)
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

                            5TH AVENUE CHANNEL CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                   Common Stock          Additional
                                                                            -------------------------     Paid-In
                                                                               Shares       Amount        Capital
                                                                            -----------   -----------   -----------
Balance, January 1, 1998                                                      4,009,643   $     4,010   $ 8,171,457

Year Ended December 31, 1998:
   Issuance of common stock in payment of consulting fees                        26,000            26        86,600
   Issuance of common stock in settlement of debt                                82,500            82        99,554
   Exercise of warrants                                                          50,000            50        49,950
   Issuance of common stock in connection with
      acquisition of 5th Avenue Channel                                         335,000           335       614,665
   Discount on subordinated convertible debentures                                   --            --       920,000
   Net loss                                                                          --            --            --
                                                                            -----------   -----------   -----------

Balance, December 31, 1998                                                    4,503,143         4,503     9,942,226

Year Ended December 31, 1999:
   Sale of common stock, net of fees                                          2,125,000         2,125     4,777,518
   Conversion of convertible debentures, net of fees                          4,732,000         4,732     2,350,418
   Conversion of subordinated convertible debentures                            554,559           555     1,219,562
   Issuance of common stock in connection with
      acquisition of International Broadcast Consultants of America, Inc.       300,000           300     1,723,800
   Issuance of options in payment of consulting fees                                 --            --       218,763
   Issuance of options to Director                                                   --            --        45,268
   Net loss                                                                          --            --            --
                                                                            -----------   -----------   -----------

Balance, December 31, 1999                                                   12,214,702   $    12,215   $20,277,555
                                                                            ===========   ===========   ===========

                                                                                                Total
                                                                                            Stockholders'
                                                                               Deficit         Equity
                                                                            ------------    ------------
Balance, January 1, 1998                                                    $ (5,508,611)   $  2,666,856

Year Ended December 31, 1998:
   Issuance of common stock in payment of consulting fees                             --          86,626
   Issuance of common stock in settlement of debt                                     --          99,636
   Exercise of warrants                                                               --          50,000
   Issuance of common stock in connection with
      acquisition of 5th Avenue Channel                                               --         615,000
   Discount on subordinated convertible debentures                                    --         920,000
   Net loss                                                                   (3,297,941)     (3,297,941)
                                                                            ------------    ------------

Balance, December 31, 1998                                                    (8,806,552)      1,140,177

Year Ended December 31, 1999:
   Sale of common stock, net of fees                                                  --       4,779,643
   Conversion of convertible debentures, net of fees                                  --       2,355,150
   Conversion of subordinated convertible debentures                                  --       1,220,117
   Issuance of common stock in connection with                                        --
      acquisition of International Broadcast Consultants of America, Inc.             --       1,724,100
   Issuance of options in payment of consulting fees                                  --         218,763
   Issuance of options to Director                                                    --          45,268
   Net loss                                                                   (5,178,003)     (5,178,003)
                                                                            ------------    ------------

Balance, December 31, 1999                                                  $(13,984,555)   $  6,305,215
                                                                            ============    ============

                 See notes to consolidated financial statements.

                            5TH AVENUE CHANNEL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                              1999           1998
                                                                           -----------    -----------
Cash Flows from Operating Activities:
   Net loss                                                                $(5,178,003)   $(3,297,941)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                         913,529        605,652
         Amortization of discount on convertible subordinated debentures       471,899        448,101
         Provision for asset impairment and equipment write-off                     --        431,632
         Compensation in form of common stock and warrants issued
            to consultants and Directors                                       264,031         86,626
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivable                        (420,205)         4,710
            Decrease in inventory                                              101,779             --
            Increase in prepaid expenses and other current assets              (39,011)       (83,868)
            Increase in accrued payroll, President/Chairman of the Board       180,000        180,000
            Increase in accounts payable and accrued liabilities               947,318        301,421
            Increase in deferred revenue                                        91,400             --
                                                                           -----------    -----------
               Net cash used in operating activities                        (2,667,263)    (1,323,667)
                                                                           -----------    -----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                         (491,387)      (229,462)
   Net cash used in IBC acquisition                                            (52,120)            --
   Increase in other assets, primarily TV production costs                    (109,156)       (33,229)
   Loans to related parties                                                   (370,086)       (28,191)
   Repayment of loans receivable from related parties                           50,504             --
                                                                           -----------    -----------
               Net cash used in investing activities                          (972,245)      (290,882)
                                                                           -----------    -----------

Cash Flows from Financing Activities:
   Net proceeds from sales of common stock                                   4,779,643             --
   Proceeds of loans from President/Chairman of the Board                    1,804,484        935,394
   Payment of loans from President/Chairman of the Board                      (708,213)      (275,344)
   Net proceeds from convertible subordinated debentures                            --      1,055,330
   Proceeds from exercise of warrants                                               --         50,000
   Repayment of note payable related to IBC acquisition                       (450,000)            --
   Repayment of long-term debt                                                  (7,622)        (7,829)
   Other                                                                       (10,850)            --
                                                                           -----------    -----------
               Net cash provided by financing activities                     5,407,442      1,757,551
                                                                           -----------    -----------

Net Increase in Cash and Cash Equivalents                                    1,767,934        143,002

Cash and Cash Equivalents, Beginning                                           256,209        113,207
                                                                           -----------    -----------

Cash and Cash Equivalents, Ending                                          $ 2,024,143    $   256,209
                                                                           ===========    ===========


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

     The Company is authorized to issue up to 5,000,000 shares of "blank check" referred stock and to permit the Board of Directors, without shareholder approval, to establish such preferred stock in one or more series and to fix the rights, preferences, privileges and restriction thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. As of December 31, 1999, the Company had no preferred stock issued and outstanding.

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

     INCOME TAXES

     The Company accounts for income taxes using SFAS No. 109,ACCOUNTING FOR INCOME TAXES, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

     PROFITABILITY

     1.  BUSINESS PLAN

     The Company has formulated, and is in the process of implementing, a business plan intended to develop new and increased revenues and gross margins in all of its areas of operation. This plan includes the following:

     * The expansion of the number of hours and homes into which it is delivering its recently launched television programming; the sale of advertising during its programming hours; and the syndication of its television programming to other television channels and networks.

     * The development and implementation of advertising models for banner and streaming advertising revenues on its website and video viewer; the development and implementation of sales plans for the sale of its financial products to consumers and other websites; and the licensing of its NetVideoNewtorks archival content to other websites.

     * The addition of new products into the retail product line to increase sales and profits. In addition, the Company is looking into developing markets for its products internationally.

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS (TO BE UPDATED) (Continued)

     PROFITABILITY (Continued)

     1.  BUSINESS PLAN (Continued)

     * Attempting to take advantage of the opportunities that currently exist for new broadband delivery capabilities and the coming convergence of television and the internet. The Company is spending money, within reason, where necessary to develop these capabilities and to generate sales, advertising and other revenues from these opportunities.

     * Increasing the number of households subscribing to the Company's wireless cable television services in both Costa Rica and Wisconsin.

     2.  IMPROVEMENT IN OPERATIONAL COSTS

     * Management continues in its efforts to manage costs and to continually improve cost controls over operating costs and the cost of delivery of goods and services, so as to improve gross margins and profitability.

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

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  BUSINESS ACQUISITIONS (Continued)

     ACQUISITION OF INTERNATIONAL BROADCAST CONSULTANTS OF AMERICA, INC. ("IBC") (Continued)

     A summary of the allocation of the $2,174,000 purchase price to the net assets acquired is as follows:

           Cash                                                             $     40,381
           Accounts receivable                                                    93,750
           Inventory                                                             312,265
           Officer loans                                                          50,504
           Equipment and leasehold improvements                                   44,429
           Other assets                                                           26,424
           Acquisition costs                                                     (92,501)
           Goodwill                                                            1,698,848
                                                                            ------------
              Total purchase price                                          $  2,174,100
                                                                            ============

     SUMMARY OF GOODWILL

        5th Avenue Channel, Inc.                                            $    615,000
        IBC                                                                    1,698,848
                                                                            ------------
                                                                               2,313,848
        Less accumulated amortization                                            235,556
                                                                            ------------
                                                                            $  2,078,292
                                                                            ============

NOTE 4.  PROPERTY AND EQUIPMENT

                                                       Estimated Useful
                                                         Lives (Years)
                                                         -------------

     Leasehold improvements                                  7-10           $    60,365
     Furniture, fixtures and office equipment                 7                 229,552
     TV signal rebroadcast and receiving equipment           5-10             1,968,068
     Vehicles                                                 5                 133,371
     Web site software and hardware                          3-5                193,464
                                                                            -----------
                                                                              2,584,820
     Less accumulated depreciation                                            1,084,409
                                                                            -----------
                                                                            $ 1,500,411
                                                                            ===========


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

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  LICENSES

     LOCATION OF LICENSE

     United States:
        LaCrosse, Wisconsin                                          $  371,493
        Stevens Point and Wausau, Wisconsin, net of
        $350,000 allowance for impairment                               839,361
                                                                     ----------
                                                                      1,210,854

     Costa Rica:
        San Jose, Costa Rica                                          4,174,000
                                                                     ----------
                                                                      5,384,854
     Less accumulated amortization                                    1,052,957
                                                                     ----------
                                                                     $4,331,897
                                                                     ==========

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

     Future required principal payments are as follows:

              Year ending December 31:
                 2000                                      $  86,586
                 2001                                         94,999
                 2002                                        103,969
                 2003                                        113,786
                 2004                                        124,398
                 Thereafter                                  427,741
                                                           ---------

                                                           $ 951,479
                                                           =========

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

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable                                   $   762,810
         Accrued interest on license fee payable                216,510
         Other accrued liabilities                              363,709
                                                            -----------

                                                            $ 1,343,029
                                                            ===========

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

NOTE 8.  NOTES AND LOANS RECEIVABLE, RELATED PARTIES

     NOTES RECEIVABLE

     Notes receivable from officers/stockholders, one of whom is a director;
     including interest at 8%, payable in 10 annual installments of approximately
     $50,000, collateralized by 55,562 shares of the Company common stock                            $333,365

     Less current maturities                                                                           23,012
                                                                                                     --------
                                                                                                     $310,353
                                                                                                     ========

     LOANS RECEIVABLE
     Loan receivable from a former officer, no specified maturity date or interest rate              $ 51,274

     Loan receivable  from a current  employee,  no specified  maturity date or interest rate; the loan was settled in early 2000 in  consideration  for  services  performed by the employee in
     2000                                                                                              23,000

     Other employee loans                                                                              13,638
                                                                                                     --------
                                                                                                       87,912
     Less allowance                                                                                    23,000
                                                                                                     --------
                                                                                                     $ 64,912
                                                                                                     ========

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  LOANS PAYABLE, RELATED PARTIES

     Loans payable to the  President/Chairman of the Board,
     interest at 8%, no specified maturity
     date, including accrued interest of $242,958                              $2,268,308
                                                                               ==========

     Loan  payable to former CEO and  director,
     interest at 10%,  no  specified  maturity  date,
     including accrued interest of $4,491                                      $   22,941

     Loan payable to current  director,  interest at 10%,
     no specified  maturity date,  including accrued interest of $7,140            32,140
                                                                               ----------
                                                                               $   55,081
                                                                               ==========

     Interest expense on the related party loans payable amounted to approximately $175,000 and $63,000 during 1999 and 1998, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company leases its offices, certain operating facilities and equipment under several operating leases with terms expiring through 2003.

     Future minimum lease payments under these operating leases are approximately as follows:

          Year ending December 31:
             2000                                                              $  114,600
             2001                                                                 120,700
             2002                                                                 112,300
             2003                                                                  67,700
                                                                               ----------
                Total                                                          $  415,300
                                                                               ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

     EMPLOYMENT AGREEMENTS

     During 1999, the Company entered into various employment agreements with certain management personnel. The agreements expire on December 31, 2003 and provide for approximate annual salaries as follows:

          Year ending December 31:
             2000                                          $   415,000
             2001                                              250,000
             2002                                              250,000
             2003                                              250,000
                                                           -----------

                                                           $ 1,165,000
                                                           ===========

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

     SHARES RESERVED

     As of December 31, 1999, the Company has reserved a total of 8,379,462 shares of common stock for future issuances pursuant to stock warrant, stock option and performance shares. This balance includes options and warrants that are exercisable within 60 days March 27, 2000.

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


     A summary of the status of options under this plan and additional options granted outside of the plan as of December 31, 1999 and 1998 and changes during the years ended on that date are presented below:

                                                                       1999                      1998
                                                                       ----                      ----
                                                                     Weighted                  Weighted
                                                                      Average                   Average
                                                                     Exercise                  Exercise
                                                          Shares       Price        Shares       Price
                                                        ---------    ---------    ---------    ---------

     Balance at beginning of year                       1,018,000    $    7.15       23,000    $    7.64
     Options granted                                      152,360         5.85      995,000         7.14
     Options exercised                                         --                        --           --
     Options expired                                      (73,000)          --           --           --
                                                        ---------    ---------    ---------    ---------
     Balance at end of year                             1,097,360    $    7.23    1,018,000    $    7.15
                                                        =========    =========    =========    =========

     Options granted during the year at exercise
        prices which equal to or exceed market price
        of stock at date of grant:
           Weighted average exercise price                150,360    $    5.83      935,000    $    7.45
           Weighted average fair value                    150,360         5.30      935,000         4.17
     Options granted during the year at exercise
        prices below market price of stock at date
        of grant:
           Weighted average exercise price                  2,000    $    7.25       60,000    $    2.25
           Weighted average fair value                      2,000         7.94       60,000         3.78

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK OPTION PLAN (Continued)

     The following table summarizes information about options under the plan and those issued outside of the plan, which are outstanding at December 31, 1999:

                                  Options Outstanding                                 Options Exercisable
          --------------------------------------------------------------------   ----------------------------
                                    Weighted                          Weighted                       Weighted
                                     Number            Average         Average       Number           Average
           Range of Exercise     Outstanding At       Remaining       Exercise    Exercisable At     Exercise
                Prices         December 31, 1999   Contractual Life     Price    December 31, 1999     Price
          ------------------   -----------------   ----------------   --------   -----------------   --------

          $ 2.00 - $2.94             253,560              4.8          $  2.05         243,000       $  2.02
            3.13 -  3.88              20,000              5.0             3.61          14,667          3.76
            4.00 -  4.50              25,120              5.0             4.21              --            --
            5.00 -  5.85             214,280              3.5             5.03         205,000          5.02
            6.00 -  6.75              18,334              4.0             6.34          18,334          6.34
            7.13 -  7.25              23,280              4.7             7.22           6,000          7.25
            8.00 -  8.25             226,946              3.2             8.05         226,946          8.05
            9.00 -  9.03              10,560              4.0             9.02          10,560          9.02
           10.00                       5,280              4.0            10.00           5,280         10.00
           12.00                     200,000              2.0            12.00         200,000         12.00
           15.00                     100,000              2.0            15.00         100,000         15.00
                                   ---------                                         ---------
                                   1,097,360              3.8          $  7.23       1,029,787       $  7.39
                                   =========              ===          =======       =========       =======


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

     As of December 31, 1999, the Company had several temporary differences primarily related to accrued compensation and interest between financial reporting and income tax reporting. The components of the deferred tax asset as of December 31, 1999 were approximately as follows:

     Deferred income tax assets:
        Net operating loss carryforwards               $  2,900,000
        Other                                               500,000
                                                       ------------
     Gross deferred tax asset                             3,400,000
     Valuation allowance                                 (3,400,000)
                                                       ------------
                                                       $         --
                                                       ============

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

NOTE 16. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31, 1999 and 1998:

                                                                     1999           1998
                                                                 -----------    -----------
     Numerator for basic and diluted loss per share - net loss   $(5,178,003)   $(3,297,941)
                                                                 ===========    ===========

     Denominator for basic and diluted loss per share -
        weighted average shares                                   10,036,865      4,080,242
                                                                 ===========    ===========

     Basic and diluted net loss per common share                 $     (0.52)   $     (0.81)
                                                                 ===========    ===========


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

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

     Certain supplemental disclosure of cash flow information and non-cash investing and financing activities for the years ended December 31, 1999 and 1998 is as follows:

                                                                           1999         1998
                                                                        -----------  -----------
     Cash paid during the year for:
        Interest                                                        $   39,179   $   73,774
     Non-cash investing and financing activities:
        Conversion of convertible debenture                              2,366,000           --
        Stock issued in connection with acquisition IBC                  1,724,100           --
        Common stock issued in connection with acquisition of 5th
           Avenue Channel                                                       --      615,000
        Note payable issued in connection with acquisition of IBC          450,000           --
        Conversion of May Debentures                                       665,117           --
        Conversion of November Debenture                                   555,000           --
        Common stock issued in settlement of debt                               --       99,636


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

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 18. SEGMENT INFORMATION (Continued)

     OPERATING SEGMENTS, GEOGRAPHIC AND CUSTOMER INFORMATION (Continued)

     Information regarding the Company's geographic business units follows (in thousands):

                                                                              Wireless Cable
                                                                            Television Services
                                             Corporate,                     -------------------
                                              Internet    Product      Costa
                                               and TV      Sales        Rica     Wisconsin     Total
                                               ------      -----        ----     ---------     -----
     December 31, 1999 and the year
        then ended:
           Revenue                            $     --    $  2,196    $  1,279    $    317    $  3,792
                                              ========    ========    ========    ========    ========
           Operating income (loss) before
              depreciation and amortization   $ (3,304)   $   (382)   $    367    $    (93)   $ (3,412)
           Depreciation                            (75)        (16)       (158)       (110)       (359)
           Amortization                           (235)         --        (292)        (27)       (555)
                                              --------    --------    --------    --------    --------
           Operating loss                     $ (3,614)   $   (398)   $    (83)   $   (230)   $ (4,326)
                                              ========    ========    ========    ========    ========
           Identifiable assets                $  5,881    $    793    $  3,988    $    803    $ 11,465
                                              ========    ========    ========    ========    ========
           Capital expenditures               $    281    $     11    $    179    $     20    $    491
                                              ========    ========    ========    ========    ========

     December 31, 1998 and the year
        then ended:
           Revenue                            $     --    $     --    $  1,093    $    360    $  1,453
                                              ========    ========    ========    ========    ========
           Operating income (loss) before
              depreciation and amortization   $ (2,120)   $     --    $    149    $     12    $ (1,959)
           Depreciation                            (14)         --        (162)       (110)       (286)
           Amortization                             --          --        (292)        (27)       (319)
                                              --------    --------    --------    --------    --------
           Operating loss                     $ (2,134)   $     --    $   (305)   $   (125)   $ (2,564)
                                              ========    ========    ========    ========    ========
           Identifiable assets                $  2,015    $     --    $  4,220    $    872    $  7,107
                                              ========    ========    ========    ========    ========
           Capital expenditures               $     22    $     --    $    203    $      4    $    229
                                              ========    ========    ========    ========    ========

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

                            5TH AVENUE CHANNEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 19. YEAR END ADJUSTMENTS

     During the fourth quarter of 1999, the Company recorded certain adjustments that are considered material to the Company's financial position and operating results for the fourth quarter of 1999. The following is an analysis of these adjustments:

                                                       (Decrease)
                                        ----------------------------------------     (Increase)
                                                                    Stockholders'     Decrease
                                          Assets       Liabilities      Equity        Net Loss
                                        ----------     -----------   -----------      --------
     Adjustment related to accounting
        for co-marketing agreement      $(1,500,000)   $(1,250,000)  $  (220,000)   $   (30,000)
     Inventory write-down                  (241,000)            --                     (241,000)
     Adjustment relating to
        acquisition cost of IBC            (219,000)                    (739,000)       520,000
     Adjustment of Property and
        and Equipment                      (157,000)            --            --       (157,000)
                                        -----------    -----------   -----------    -----------
                                        $(2,117,000)   $(1,250,000)  $  (959,000)   $    92,000
                                        ===========    ===========   ===========    ===========

     Per share                                                                      $       .02
                                                                                    ===========

     During the fourth quarter of 1998, the Company recorded certain adjustments that are considered material to the operating results of the fourth quarter of 1998. The following is an analysis of these adjustments:

                                                                                     Effect on
                                                                                     Net Loss -
                                                                                    Over (Under)
                                                                                       Stated
                                                                                    -----------
     Recognition of provision for asset impairment                                   $(350,000)
     Adjustment of amortization of discount on convertible subordinated debentures    (127,000)
     Recognition of compensation expense on certain stock options issued              (100,000)
                                                                                     ---------
                                                                                     $(577,000)

     Per share                                                                       $    (.14)
                                                                                     =========

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

     Subsequent to year end, a number of the Company's executives renegotiated their employment contracts resulting in annual increases in compensation of approximately $128,000, plus an employment contract for the chief executive officer raising his compensation to $250,000.