Form 10QSB
period 2001-03-31
5TH AVENUE CHANNEL CORP
filed 2001-07-05
CIK 929061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

                       _______________ to _______________


                           Commission File No. 0-25896

                            5TH AVENUE CHANNEL CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                      59-3175814
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification NO.)
incorporation or organization

         3957 N.E. 163RD STREET
       NORTH MIAMI BEACH, FLORIDA                                        33160
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

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

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [x]

     As of March 31, 2001, there were 28,761,935 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format. YES [ ]  NO [X]

                    5th AVENUE CHANNEL CORP. AND SUBSIDIARIES

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1.      Condensed Consolidated Financial Statements
               Balance Sheets as of March 31, 2001 (Unaudited) and
                 December 31, 2000                                         3
               Unaudited Statements of Operations for the three months
                 ended  March 31, 2001 and 2000                            4
               Unaudited Statements of Cash Flows for the three
                 months ended March 31, 2001 and 2000                      5
               Notes to Unaudited Condensed Consolidated Financial
                 Statements                                                6

ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

PART II    OTHER INFORMATION

ITEM 2.      Changes in Securities and Use of Proceeds                    14

SIGNATURES                                                                15

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                       March 31,     December 31,
                                                                         2001            2000
                                                                     ------------    ------------
                                                                     (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
   Cash and cash equivalents, including restricted cash of $23,666
      and $48,000, respectively                                      $     26,027    $     62,806
   Accounts receivable, net                                                50,604         200,734
   Other receivables - related party                                      175,000         175,000
   Inventory                                                               13,331          13,942
   Prepaid expenses and other current assets                               69,416          58,124
                                                                     ------------    ------------
         Total Current Assets                                             334,378         510,606

Property and Equipment, net                                             1,337,168       1,358,018
Licenses, net                                                           2,424,231       2,465,437
Goodwill, net                                                             138,802
Other Assets                                                              195,294         195,569
                                                                     ------------    ------------

         Total Assets                                                $  4,429,873    $  4,529,630
                                                                     ============    ============


                      LIABILITIES AND DEFICIENCY IN ASSETS
                      ------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                             $  3,843,400    $  3,367,139
   Accrued payroll, Chairman of the Board                                  62,500              --
   Convertible short-term loans                                           840,324         983,324
   Current portion of long-term debt                                      244,286         218,566
   Loans and notes payable - related parties                              106,619          91,619
   Loans payable, Chairman of the Board                                   256,300              --
   Obligation under capital leases                                         82,691         138,283
   Deferred revenue                                                       231,100         175,700
                                                                     ------------    ------------
         Total Current Liabilities                                      5,667,220       4,974,631

Long term debt:
   License installment notes, net of current portion                      707,014         732,913
                                                                     ------------    ------------
         Total Liabilities                                              6,374,234       5,707,544
                                                                     ------------    ------------

Deficiency in Assets:
   Common stock                                                            28,761          28,264
   Additional paid-in capital                                          25,778,702      25,557,057
   Deficit                                                            (27,751,824)    (26,763,235)
                                                                     ------------    ------------
         Total Deficiency in Assets                                    (1,944,361)     (1,177,914)
                                                                     ------------    ------------

         Total Liabilities and Deficiency in Assets                  $  4,429,873    $  4,529,630
                                                                     ============    ============


       See Notes To Unaudited Condensed Consolidated Financial Statements

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                   Three Months Ended March 31, 2001 and 2000


                                                       2001            2000
                                                   ------------    ------------

Revenue:
   Product sales, net of allowances                $      3,696    $     98,605
   Wireless cable television services                    62,223         366,369
   Internet and television                               82,700
   Other revenue                                         93,268
                                                   ------------    ------------
                                                        241,887         464,974

Direct Costs:
   Product sales                                          1,311          85,748
   Wireless cable television services                    14,721         111,050
                                                   ------------    ------------
                                                         16,032         196,798
                                                   ------------    ------------

Gross Margin                                            225,855         268,176


Operating Expenses:
   Selling, general and administrative                  711,111       2,555,274
   Depreciation and amortization                        164,684         257,550
                                                   ------------    ------------
                                                        875,795       2,812,824
                                                   ------------    ------------

Loss from Operations                                    649,940       2,544,648

Other Income (Expense):
   Interest income                                          122          26,940
   Interest expense                                    (338,771)       (172,204)
                                                   ------------    ------------
                                                       (338,649)       (145,264)
                                                   ------------    ------------

Net Loss                                           $   (988,589)   $ (2,689,912)
                                                   ============    ============

Net Loss Per Common Share - Basic and Diluted      $      (0.03)   $      (0.22)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        28,438,803      12,322,389
                                                   ============    ============


       See Notes To Unaudited Condensed Consolidated Financial Statements

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 2001 and 2000


                                                                                   2001           2000
                                                                               -----------    -----------
Cash Flows from Operating Activities:
   Net loss                                                                    $  (988,589)   $(2,689,912)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                             164,684        257,550
         Compensation in form of common stock and options issued to
            officers and consultants                                                37,713        293,790
         Stock and warrants issued for interest                                     29,487        101,164
         Change in operating assets and liabilities:
            Decrease in accounts receivable                                        150,130        431,607
            Decrease (increase) in inventory                                           611        (50,262)
            Decrease (increase) in prepaid expenses and other current assets         7,247       (143,754)
            Increase in accrued payroll, Chairman of the Board                      62,500         62,500
            Increase in accounts payable and accrued liabilities                   464,264        370,201
            (Decrease) increase in deferred revenue                                (40,000)        50,000
                                                                               -----------    -----------

            Net cash used in operating activities                                 (111,953)    (1,317,116)
                                                                               -----------    -----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                             (102,630)      (765,336)
   Equipment purchased under capital lease                                              --        376,063
   Decrease (Increase) in other assets                                                  96       (124,258)
                                                                               -----------    -----------

            Net cash used in investing activities                                 (102,534)      (513,531)
                                                                               -----------    -----------

Cash Flows from Financing Activities:
   Net proceeds from sales of common stock                                              --        150,000
   Proceeds from loans - Chairman of the Board                                     131,300             --
   Repayment of long-term debt                                                          --           (847)
   Repayment of loans - related parties                                                 --       (195,000)
   Proceeds from convertible loans                                                 125,000
   Repayment of convertible loans                                                  (23,000)            --
   Repayment of capital lease obligation                                           (55,592)
                                                                               -----------    -----------

            Net cash provided by (used in) financing activities                    177,708        (45,847)
                                                                               -----------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents                               (36,779)     1,876,494

Cash and Cash Equivalents, Beginning                                                62,806      2,024,143
                                                                               -----------    -----------

Cash and Cash Equivalents, Ending                                              $    26,027    $   147,649
                                                                               ===========    ===========


       See Notes To Unaudited Condensed Consolidated Financial Statements

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 2001


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The audited financial statements at December 31, 2000 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these condensed consolidated financial statements.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information for the three months ended March 31, 2001 and 2000:

                                                                   2001        2000
                                                                   ----        ----

Non-cash investing and financing activities:
   Shares received in exchange for shares                                     860,173
   Shares issued in repayment of loan                                         250,000
   Shares issued for services to be performed                      18,537     198,400
   Warrants issued for services to be performed                             1,265,378
   Conversion of short-term convertible loans to common stock     120,000
   Shares issued for the acquisition of WEBN                       16,405
   Fair value of net liabilities assumed in connection
      with the WEBN acquisition                                   117,397


NOTE 3.  GOING CONCERN UNCERTAINTIES

     The Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may continue having difficulty meeting current obligations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 2001


NOTE 4.  SEGMENT INFORMATION

The Company operates in various segments as follows:

     o    Product Sales (New York)

     o    Wireless Cable Television Services:
          Costa Rica
          Wisconsin

     o    Internet and Television, Corporate (Florida)

Information regarding the Company's geographic business units follows (in thousands):

                                                  OPERATING
                                                    INCOME
                                      REVENUES      (LOSS)     DEPRECIATION    AMORTIZATION
                                      --------    ---------    ------------    ------------
First Quarter 2001

Product sales                         $     4      $    14       $     8         $    --
Other                                      93           --            --              --
Wireless Cable - Wisconsin                 62          (51)           28               7
Internet and Television                    83         (156)           59              --
Corporate                                  --         (457)           29              34
                                      -------      -------       -------         -------
     Total                            $   242      $  (650)      $   124         $    41
                                      =======      =======       =======         =======

First Quarter 2000

Product sales                         $    99      $  (164)      $     4         $    --
Wireless cable:
   Costa Rica                             309          (14)           43              73
   Wisconsin                               57          (37)           28               7
Internet and Television                               (858)           32              --
Corporate                                  --       (1,472)           11              59
                                      -------      -------       -------         -------
     Total                            $   465      $(2,545)      $   118         $   139
                                      =======      =======       =======         =======

                    5TH AVENUE CHANNEL CORP. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 2001


NOTE 5.  GOODWILL

     On March 14, 2001, the Company acquired WEBN-TV, a production sales office in Boca Raton, Florida for 25,000 shares of the Company's common stock valued at $16,405, $5,000 in cash paid in April 2001, 25,000 performance shares to management/former owners in the event that certain goals are met by the first anniversary, and approximately $117,000 of assumed net liabilities.

     The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Goodwill of approximately $138,802 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

     Total consideration to the seller                                     $  21,405
     Fair value of assets acquired                                           (16,003)
     Fair value of liabilities assumed                                       133,400
                                                                           ---------

     Excess of cost over fair value of net assets acquired, Goodwill       $ 138,802
                                                                           =========


     Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition for the quarter ended March 31, 2001 and 2000 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein.

NOTE 6.  SUBSEQUENT EVENTS

     On April 1, 2001 the Company acquired Go2America, LLC (G2A), a regional Internet Service Provider servicing eleven cities with nine Points of Presence in central and north central Wisconsin. The Company issued 1,850,000 shares of its common stock valued at approximately $463,000 plus a tax indemnification, for which the Company is obligated to deposit $200,000 in escrow. The Company also assumed capital lease obligations of approximately $300,000, for 100% of Go2America, LLC and all of its assets which include approximately $800,000 in equipment and 11,000 subscribers. In compliance with the Purchase and Contribution Agreement, the Company will contribute the aforementioned assets into an 80% owned subsidiary with the remaining 20% minority interest owned by the former management/partners of G2A. This subsidiary will integrate our existing Wisconsin wireless cable operations with its high-speed broadband wireless internet access. The new management team will be comprised of both companies with the lead being assumed by G2A's former top executives.

PART I

ITEM 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial conditions for the three month periods ended March 31, 2001 and 2000. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report, Form 10-QSB, and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Some of the information in this discussion and analysis contains forward-looking statements, which involve substantial risks and uncertainties. The statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they 1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed below, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

     We operate in three segments, (i) product sales, (ii) wireless cable television services, and (iii) Internet and television production.

RESULTS OF OPERATIONS (IN THOUSANDS)
Three Months Ended March 31, 2001 and 2000


                                                2001        2000       Increase
                                               -------     -------    (Decrease)

REVENUE
   Product sales                               $     4     $    99         (96%)
   Wireless cable:
      Costa Rica                                    --         309        (100%)
      Wisconsin                                     62          57           9%
   Internet and Television                          83          --
   Other - Product sales                            93
                                               -------     -------
         Total                                     242         465         (47%)
                                               -------     -------

DIRECT COST
   Product sales                                     1          86         (99%)
   Wireless cable:
      Costa Rica                                                89        (100%)
      Wisconsin                                     15          22         (32%)
                                               -------     -------
         Total                                      16         197         (91%)

Operating Expenses
   Selling, general and administrative
      Product Sales                                 74         173         (57%)
      Wireless cable:
         Costa Rica                                            118        (100%)
         Wisconsin                                  63          37         (70%)
      Internet and television                      180         826         (78%)
      Corporate                                    394       1,401         (72%)
                                               -------     -------
         Sub total                                 711       2,555         (72%)
                                               -------     -------

   Depreciation and Amortization
      Product sales                                  8           4         100%
      Wireless cable:
         Costa Rica                                 --         116        (100%)
         Wisconsin                                  35          35          --
      Internet and Television                       59          32          84%
      Corporate                                     63          71         (11%)
                                               -------     -------     -------
         Sub total                                 165         258         (36%)
                                               -------     -------
         Total Operating Expenses                  876       2,813         (68%)

OTHER INCOME (EXPENSE)
Interest Income
      Corporate                                                 27        (100%)
Interest Expense
      Product                                      (18)
      Corporate                                   (321)       (172)         87%
                                               -------     -------     -------
         Total                                    (339)       (145)        133%

NET INCOME (LOSS)
      Product sales                                 (4)       (164)        (98%)
      Wireless cable:
         Costa Rica                                            (14)       (100%)
         Wisconsin                                 (51)        (37)         38%
      Internet and Television                     (156)       (858)        (82%)
      Corporate                                   (778)     (1,617)        (52%)
                                               -------     -------
         Total                                 $  (989)    $(2,690)        (63%)
                                               =======     =======

                   Three Months Ended March 31, 2001 and 2000
                   ------------------------------------------

REVENUES

     We had revenues of $242,000 during the first quarter of 2001 compared to $465,000 during the same quarter of 2000, a decrease of $223,000 or 47%. Product sales accounted for a portion of the decrease due to a lack of reorders, wireless cable television services accounted for most of the decrease due to the sale of the Costa Rica operation. Internet and television increased due to our new pay for play production approach and residual revenues from our former live show. Other revenue represents the reversal of prior provisions for returns not anticipated to materialize.

DIRECT COSTS

     Direct costs for the first quarter of 2001 decreased $181,000 to $16,000 from $197,000 in 2000, or a decrease of 91%. The product sales division accounted for $85,000 of the decrease due to the corresponding decrease in product sales. The decrease in direct costs for the wireless cable operation in Costa Rica, which was sold in November 2000, accounted for $89,000 and Wisconsin's direct costs decreased by $7,000.

OPERATING EXPENSES

     Operating expenses during the first quarter of 2001 decreased to $876,000; a decrease of $1,937,000 or 68% compared to $2,813,000 during the first quarter of 2000. In this category are included selling, general and administrative expenses and depreciation and amortization.

     Selling, general and administrative expenses decreased by $1,844,000 or 72%. Most of this decrease was due to reductions in salary and related expenses, discontinued contracted services, promotion, studio rent and carriage related to our former live show, Net Financial News.

     Depreciation and amortization costs decreased to $165,000 during the first quarter of 2001 compared to $258,000 during the first quarter of 2000, a decrease of $93,000 or 36%. This decrease was principally due to the sale of the Costa Rica assets and the impairment of the IBC and 5th Avenue Channel, Inc. goodwill in 2000.

INTEREST INCOME

     Interest income decreased $27,000 or 100% during the first quarter of 2001 compared to the first quarter of 2000 because of our lower average bank balances.

INTEREST EXPENSE

     Interest costs increased to $339,000 during the first quarter of 2001 compared to $145,000 during the first quarter of 2000, an increase of $194,000 or 133%. During the first quarter of 2001, we incurred interest expense of $295,000 associated with the conversion of demand loans into shares of the Company's common stock, which consisted of approximately $204,000 to a related party, our Chairman, and $91,000 to unrelated third party lenders. In both cases, the interest expense resulted from the discount to the lender between the market price and conversion price of our common stock on the loan date.

NET LOSS

     Net losses for the first quarter of 2001 decreased to $989,000 compared to $2,690,000 in the first quarter of 2000, a decrease of $1,701,000 or 63% due primarily to a decrease of $1,541,000 in losses associated with the development and operation of our Internet and television businesses and the corporate infrastructure necessary to support them.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USE OF CASH - Three Months Ended March 31, 2001

     To date we have funded our growth and operations through (i) the sale of our common stock, (ii) the sale of debentures, and (iii) loans, primarily from our President, Mr. Rosen.

     Net cash provided by financing activities was $178,000 for the period, this mostly consisted of loans from our Chairman of $131,000 and $125,000 from convertible loans, less $79,000 of reductions for other repayments.

     Cash used in operating activities was $112,000 during this period, compared to $1,317,000 during the same period in 2000. The cash used during these periods was primarily attributable to net losses of $989,000 for the period and $2,690,000 for the same period in 2000.

     These losses were offset in part by depreciation and amortization of $165,000 and $258,000 for the comparable period in 2001 and 2000, respectively. We also had an increase in accounts payable and accrued liabilities of $464,000 during this period, compared to $370,000 during the same period in 2000.

     During this period, we spent approximately $103,000 in property and equipment, primarily for our new television production studio. For this period in 2000, we spent $765,000 in property and equipment.

WORKING CAPITAL DEFICIT AND MANAGEMENT PLAN

     The accompanying financial statements reflect current liabilities of $5,667,000 and current assets of $334,000 resulting in a working capital deficit of $5,333,000. Operating losses for the period were 650,000. Operating deficits will continue until such time as substantial revenues are generated from our wireless cable services and television production.

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

     Sources of funding have been and may continue to include the following:

  o  Sale of Company shares;
  o  Receipt of loans;
  o Factoring of receivables generated by the Company's wholesale-to-retail business;
  o  Capital contributions and loans from shareholders;
  o  The implementation of cost-saving restructuring;
  o The expansion of product sales by both method and product lines (i.e. by telemarketing and direct response television;
  o  Loans from Company officers;
  o  Deferment of salaries by Company officers;
  o Increasing operating revenues (product sales, cable subscriptions and TV production), and;
  o  Sales of non-core business assets

     Relative to the sources of funding listed above, the developments subsequent to March 31, 2001 through this filing are approximately as follows:

     Sale of Company shares                               $135,000
     Receipt of loans (demand convertible notes)            70,000
     Loans from Company officers                            95,000
                                                          --------
                                                          $300,000
                                                          ========

     The Company believes that it has growth opportunities before it, which require new or additional persons in senior management plus new directors for its board. The Company hopes to locate and hire a senior executive with a record of successfully developing and implementing strategies that have resulted in substantial revenue increases for companies with Internet and/or television businesses.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2001, we issued 322,522 shares of our common stock to several convertible note holders in payment of notes totaling $149,487. These shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

     On January 25, 2001, we entered into a consulting agreement with an investment banker to provide consulting services in exchange for 100,000 shares of our common stock valued at $31,250. These shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

     During this first quarter an attorney furnished professional services in exchange for 50,000 shares of our common stock valued at $25,000. These shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

     In March 2001, as part of the acquisition price of WEBN-TV Educational Broadcasting Network, Inc., we issued 25,000 shares of our common stock valued at $16,405. These shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            5TH AVENUE CHANNEL CORP.

Date:  July 5, 2001                    BY: /s/ MELVIN ROSEN
                                           ---------------------------
                                           Melvin Rosen, President and
                                           Chief Executive Officer


      SIGNATURE                            TITLE                        DATE
      ---------                            -----                        ----

/s/ MELVIN ROSEN                   Chairman of the Board            July 5, 2001
---------------------                  and President
Melvin Rosen                   (Principal Executive Officer)

/s/ AURELIO E. ALONSO             Chief Financial Officer           July 5, 2001
---------------------          (Principal Financial Officer)
Aurelio E. Alonso
                                       15